Form 10-Q
period 2014-09-30
Zayo Group Holdings, Inc.
filed 2014-11-10
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36690

Zayo Group Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-1398293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1805 29th Street, Suite 2050,

Boulder, CO 80301

(Address of Principal Executive Offices)

(303) 381-4683

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒ The registrant has not been subject to the filing requirements of the Securities Exchange Act for the past 90 days but has filed all required reports since it became subject to those requirements.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of November 10, 2014, was 239,008,679 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$167.3	$297.4
Trade receivables, net of allowance of $2.3 and $3.7 as of September 30, 2014 and June 30, 2014, respectively	64.5	59.0
Due from related parties	0.1	0.1
Prepaid expenses	28.8	25.6
Deferred income taxes, net	160.3	160.4
Other assets	2.9	2.4
Total current assets	423.9	544.9
Property and equipment, net	2,895.7	2,821.4
Intangible assets, net	735.5	709.7
Goodwill	874.3	845.3
Debt issuance costs, net	85.6	89.4
Other assets	44.7	39.7
Total assets	$5,059.7	$5,050.4
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$20.5	$20.5
Accounts payable	28.5	27.0
Accrued liabilities	164.1	162.5
Accrued interest	26.0	57.1
Capital lease obligations, current	3.1	2.4
Deferred revenue, current	92.7	75.4
Total current liabilities	334.9	344.9
Long-term debt, non-current	3,215.5	3,219.7
Capital lease obligation, non-current	23.3	22.9
Deferred revenue, non-current	512.6	496.9
Stock-based compensation liability	514.2	392.4
Deferred income taxes, net	145.1	134.9
Other long-term liabilities	20.4	22.3
Total liabilities	4,766.0	4,634.0
Commitments and contingencies (Note 11)
Stockholder’s equity
Preferred stock, $0.001 par value--50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	—	—
Common Stock, $0.001 par value--850,000,000 shares authorized; 223,000,000 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	0.2	0.2
Additional paid-in capital	755.5	755.4
Accumulated other comprehensive income	2.1	14.4
Accumulated deficit	(442.1)	(331.6)
Note receivable from shareholder	(22.0)	(22.0)
Total stockholder’s equity	293.7	416.4
Total liabilities and stockholder’s equity	$5,059.7	$5,050.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except share and per share data)

	Three months ended September 30,
	2014	2013
Revenue	$320.6	$268.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	107.3	80.0
Selling, general and administrative expenses	156.8	76.1
Depreciation and amortization	96.0	81.0
Total operating costs and expenses	360.1	237.1
Operating (loss)/income	(39.5)	31.0
Other expenses
Interest expense	(46.9)	(51.5)
Other (loss)/income, net	(14.7)	0.7
Total other expenses, net	(61.6)	(50.8)
Loss from operations before provision for income taxes	(101.1)	(19.8)
Provision for income taxes	9.4	9.3
Loss from continuing operations	(110.5)	(29.1)
Earnings from discontinued operations, net of income taxes	—	1.7
Net loss	$(110.5)	$(27.4)
Weighted-average shares used to compute net loss per share:
Basic and diluted	223,000,000	223,000,000
Loss from continuing operations per share:
Basic and diluted	$(0.50)	$(0.13)
Earnings from discontinued operations per share
Basic and diluted	$—	$0.01
Net loss per share
Basic and diluted	$(0.50)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in millions)

	Three months ended September 30,
	2014	2013
Net loss	$(110.5)	$(27.4)
Foreign currency translation adjustments	(12.3)	(9.3)
Comprehensive loss	$(122.8)	$(36.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2014

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Note receivable from shareholder	Total Stockholder's Equity
Balance at June 30, 2014	223,000,000	$0.2	$755.4	$14.4	$(331.6)	$(22.0)	$416.4
Stock-based compensation	—	—	0.1	—	—	—	0.1
Foreign currency translation adjustment	—	—	—	(12.3)	—	—	(12.3)
Net loss	—	—	—	—	(110.5)	—	(110.5)
Balance at September 30, 2014	223,000,000	$0.2	$755.5	$2.1	$(442.1)	$(22.0)	$293.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(110.5)	$(27.4)
Earnings from discontinued operations, net of income taxes	—	(1.7)
Loss from continuing operations	(110.5)	(29.1)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	96.0	81.0
Non-cash interest expense	2.7	6.5
Stock-based compensation	123.1	42.9
Amortization of deferred revenue	(17.3)	(12.6)
Additions to deferred revenue	43.2	24.0
Provision for bad debts	0.6	0.4
Foreign currency loss/(gain) on intercompany loans	14.7	—
Deferred income taxes	6.2	8.5
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	4.0	7.6
Prepaid expenses	(2.1)	1.6
Other assets	(5.1)	(1.5)
Accounts payable and accrued liabilities	(46.8)	(32.8)
Payables to related parties, net	—	1.7
Other liabilities	9.5	(1.1)
Net cash provided by operating activities of continuing operations	118.2	97.1
Cash flows from investing activities
Purchases of property and equipment	(115.3)	(86.7)
Acquisition of Neo Telecoms net of cash acquired	(73.9)	—
Acquisition of Colo Facilities Atlanta, net of cash acquired	(52.5)	—
Acquisition of Access Communications, Inc.	(0.1)	—
Acquisition of Corelink Data Centers, LLC, net of cash acquired	—	(0.3)
Net cash used in investing activities of continuing operations	(241.8)	(87.0)
Cash flows from financing activities
Equity contributions	—	0.6
Principal payments on long-term debt	(5.1)	(4.1)
Principal repayments on capital lease obligations	(0.7)	(0.4)
Payment of debt issuance costs	—	(0.2)
Net cash used in financing activities of continuing operations	(5.8)	(4.1)
Cash flows from continuing operations	(129.4)	6.0
Cash flows from discontinued operations
Operating activities	—	3.3
Investing activities	—	(1.3)
Financing activities	—	(1.9)
Cash flows from discontinued operations	—	0.1
Effect of changes in foreign exchange rates on cash	(0.7)	0.1
Net (decrease)/increase in cash and cash equivalents	(130.1)	6.2
Continuing operations:
Cash and cash equivalents, beginning of year	$297.4	$91.3
Cash flows from continuing operations	(129.4)	6.0
Effect of changes in foreign exchange rates on cash	(0.7)	0.1
Cash and cash equivalents, end of year	$167.3	$97.4
Discontinued operations:
Cash and cash equivalents, beginning of year	$—	$16.0
Cash flows from discontinued operations	—	0.1
Cash and cash equivalents, end of year	$—	$16.1

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest - continuing operations	$73.6	$75.0
Cash paid for interest, net of capitalized interest - discontinued operations	—	0.1
Cash paid for income taxes	8.7	0.5
Non-cash purchases of equipment through capital leasing	1.6	3.3
(Decrease)/increase in accruals for purchases of property and equipment - continuing operations	6.0	(14.2)
(Decrease)/increase in accruals for purchases of property and equipment - discontinued operations	—	0.1

Refer to Note 2 — Acquisitions for details regarding the Company’s recent acquisitions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in bandwidth infrastructure provision and services. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

—	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.
—	Lit services, including wavelengths, Ethernet, IP, and SONET services.
—	Other services, provided by Zayo Professional Services and Zayo France.

On October 22, 2014, the Company completed an initial public offering for shares of its common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. Prior to its initial public offering, Zayo Group Holdings was wholly owned by Communications Infrastructure Investments, LLC ("CII").  See Note 14 - Subsequent Events.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2014 included in the Company’s final prospectus filed with the SEC on October 17, 2014. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three month periods ended September 30, 2014 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in millions of dollars.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014” and the fiscal year ending June 30, 2015 as “Fiscal 2015.”

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its final prospectus filed with the SEC on October 17, 2014.

Discontinued Operations

On June 13, 2014, the Company completed a spin-off of Onvoy, LLC and its subsidiaries (“OVS”) to CII. The spin-off is reported as an equity distribution at carryover basis equal to the net assets and liabilities of OVS on the spin-off date, as the transaction was between entities under common control. See Note 3—Spin-off of Business.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for disputed line cost billings, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit fair values used to compute the stock-based compensation liability. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on or after July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2) ACQUISITIONS

As of September 30, 2014 and since its formation, the Company has consummated 32 transactions accounted for as business combinations. The consummation of the acquisitions was executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2015

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining 4% equity interest on or after December 31, 2015. The purchase consideration of €57.2 (or $78.1) was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo, and is subject to certain adjustments post-closing. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Sixth Amendment to the Company’s Term Loan Facility. €8.7 (or $11.9) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, the Company acquired 100% of the equity interest in AtlantaNAP, a datacenter and managed services provider in Atlanta, for cash consideration of $52.5. $5.3 of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Acquisitions Completed During Fiscal 2014

Corelink Data Centers, LLC (“Corelink”)

On August 1, 2013, the Company entered into an asset purchase agreement to acquire Corelink. The transaction was consummated on the same date, at which time the Company acquired substantially all of the net assets of this business for consideration of approximately $1.9, comprised of 301,949 preferred units of CII with an estimated fair value of $1.6 and cash of $0.3 net of cash acquired. The acquisition was considered a stock purchase for tax purposes. The cash consideration was paid with cash on hand.

Access Communications, Inc. (“Access”)

On October 1, 2013, the Company acquired 100% of the equity interest in Access, a Minnesota corporation, for cash consideration of $40.1, net of cash acquired, of which $4.0 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes. The purchase price was paid with cash on hand.

FiberLink, LLC (“FiberLink”)

On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43.1, which was primarily funded with available funds drawn on the Company’s revolving credit facility, the “Revolver”. The acquisition was considered an asset purchase for tax purposes.

CoreXchange, Inc. (“CoreXchange”)

On March 4, 2014, the Company acquired 100% of the equity interest in CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17.5, net of cash acquired. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand. $1.8 is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

Geo Networks Limited (“Geo”)

On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174.3 (or $292.3), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Revolver. In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113.4 and £69.1 was paid to the shareholders. The acquisition was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2014, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of CoreXchange, Geo, AtlantaNAP and Neo. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis. During the three months ended September 30, 2014, the Company finalized its fair value analysis and resulting purchase accounting for the Access and Fiberlink acquisitions consummated in Fiscal 2014.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

The table below reflects the Company's preliminary estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo
Acquisition date	July 1, 2014	July 1, 2014
Cash	$—	$4.2
Other current assets	0.3	13.1
Property and equipment	9.7	42.9
Deferred tax assets, net	0.1	—
Intangibles	30.4	13.4
Goodwill	13.6	25.0
Other assets	—	2.4
Total assets acquired	54.1	101.0
Current liabilities	1.3	10.3
Deferred revenue	0.3	6.3
Deferred tax liability, net	—	6.3
Total liabilities assumed	1.6	22.9
Net assets acquired	52.5	78.1
Less cash acquired	—	(4.2)
Net consideration paid	$52.5	$73.9

The table below reflects the company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions:

	Corelink	Access	FiberLink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$0.1	$1.2	$—	$—	$13.7
Other current assets	0.5	2.3	0.8	0.7	10.7
Property and equipment	15.9	11.5	15.9	3.0	219.5
Deferred tax assets, net	—	—	7.7	0.2	—
Intangibles	0.2	18.0	19.3	10.1	61.2
Goodwill	3.0	24.0	19.8	4.7	90.2
Other assets	0.5	—	0.1	—	9.9
Total assets acquired	20.2	57.0	63.6	18.7	405.2
Current liabilities	0.7	1.0	1.3	0.6	16.9
Deferred revenue	0.2	5.1	19.2	0.4	44.3
Capital lease obligations	14.3	—	—	0.2	—
Deferred tax liability, net	3.0	9.6	—	—	38.0
Total liabilities assumed	18.2	15.7	20.5	1.2	99.2
Net assets acquired	2.0	41.3	43.1	17.5	306.0
Less cash acquired	(0.1)	(1.2)	—	—	(13.7)
Net consideration paid	$1.9	$40.1	$43.1	$17.5	$292.3

The goodwill arising from the Company’s acquisitions results from synergies, anticipated incremental sales to the acquired company customer base, and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. Note 4 - Goodwill, discloses the preliminary and/or final allocation of the Company’s acquired goodwill to each of its reporting units.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

In each of the Company’s Fiscal 2014 and Fiscal 2015 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs. The fair value of the acquired customer relationships for each acquisition was determined as follows: Fiscal 2015 acquisitions - AtlantaNAP, $30.4; and Neo, $13.4; Fiscal 2014 acquisitions - Access, $18.0; Fiberlink, $19.3; CoreXchange, $10.1; and Geo, $61.2. The Company has not yet finalized the valuation of acquired customer relationships for CoreXchange, Geo, AtlantaNAP and Neo. For Fiscal 2015, the Company estimated the useful life of the acquired customer relationships to be approximately 11 years for AtlantaNAP and 15 years for Neo. For Fiscal 2014, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years for Access, 12 years for Corelink and Geo, 11 years for CoreXchange, and 18 years for Fiberlink.

The previous owners of Geo had entered into various agreements, including IRU agreements with other telecommunication service providers to lease fiber and other bandwidth infrastructure in exchange for upfront cash payments. The Company accounted for acquired deferred revenue at its acquisition date fair value, which was determined utilizing the market approach. The market approach incorporated the actual up-front payments received by Geo under contracts entered within 18 months of the acquisition, as those were recent market transactions between parties unrelated to the Company. A fair value of $44.3 was assigned to the acquired deferred revenue balance of Geo. The acquired deferred revenue is being recognized over a weighted average remaining contract term of 9.7 years for Geo.

Purchase Accounting Estimates Associated with Deferred Taxes

Based on the Company’s fair value assessment related to deferred tax assets acquired in the Geo acquisition, a value of $38.0 was assigned to the acquired net deferred tax liabilities.

The tax effect of temporary differences that give rise to significant portions of the net deferred tax liabilities are as follows:

Geo
May 16, 2014
Deferred income tax assets:
Net operating loss carryforwards	$2.5
Deferred revenue	4.4
Total deferred income tax assets	6.9
Deferred income tax liabilities:
Property and equipment	(32.7)
Intangible assets	(12.2)
Total deferred income tax liabilities	(44.9)
Net deferred income tax assets/(liabilities)	$(38.0)

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

Access and Fiberlink

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

During the quarter ended September 30, 2014, the Company finalized its acquisition accounting for Access and Fiberlink and its previously reported allocation of the purchase consideration associated with these acquisitions as a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since the filing of the Company's final prospectus on October 17, 2014 that related to facts and circumstances that existed at the respective acquisition dates. Related to the Access acquisition, property, plant and equipment increased by $3.1, customer relationship intangible assets increased by $2.0, and deferred tax liabilities increased by $2.0 related to the Company's final valuation of non-working capital acquired assets and the related deferred tax impacts. Related to the Fiberlink acquisition, property, plant and equipment increased by $9.9, customer relationship intangible assets increased by $2.1, and deferred tax assets increased by $0.7 related to the Company's final valuation of non-working capital acquired assets and the related deferred tax impacts. The Company has recast the previously reported consolidated balance sheet as of June 30, 2014 in connection with the finalization of acquisition accounting for these acquisitions. The Company did not recast the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $3.4 and $0.6 during the three months ended September 30, 2014 and 2013, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2014 acquisitions of Corelink, Access, Fiberlink, CoreXchange, and Geo and Fiscal 2015 acquisitions of the AtlantaNAP and Neo as if the acquisitions occurred on July 1, 2013. The pro forma loss for the quarters ended September 30, 2014 and 2013 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2014 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below (in millions) is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2013.

	Three months ended September 30,
	2014	2013
Revenue	$320.6	$299.0
Loss from operations	$(110.5)	$(30.0)

     The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities.

(3)	SPIN-OFF OF BUSINESS

On June 13, 2014, the Company completed a spin-off of OVS, a company that provides voice and managed services. Prior to the spin-off, on March 7, 2014, OVS converted from a corporation to an LLC. At that time, certain tax attributes were retained by the Company in connection with the conversion, primarily deferred tax assets associated with net operating loss carryforwards totaling $13.7. On the spin-off date, the remaining net assets of OVS were distributed to CII.

The spin-off is reported as an equity distribution at carryover basis equal to the net assets and liabilities of OVS on the spin-off date, as the transaction was between entities under common control.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

The Company determined that all significant cash flows and continuing involvement associated with the operations of OVS were discontinued. The results of operations of OVS are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented and are presented net of intercompany eliminations.

Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

Three months ended September 30,
2013
Revenues	$20.1
Earnings before income taxes	$3.1
Income tax expense	(1.4)
Earnings from discontinued operations, net of income taxes	$1.7

(4) GOODWILL

The Company’s goodwill balance was $874.3 and $845.3 as of September 30, 2014 and June 30, 2014, respectively. Additions to goodwill during the three months ended September 30, 2014 relate to the acquisitions of AtlantaNAP and Neo (see Note 2 - Acquisitions).

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), and Other (includes Zayo Professional Services ("ZPS") and Zayo France). The following rollforward reflects the allocation of goodwill acquired in the Company’s Fiscal 2014 and 2015 acquisitions to the Company’s reporting units (in millions):

	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Other	Total
As of June 30, 2014	$269.9	$270.0	$50.3	$96.7	$80.4	$43.7	$19.6	$14.7	$845.3
Additions:
AtlantaNAP	—	—	—	—	—	—	13.6	—	13.6
Neo	—	—	—	—	—	—	—	23.2	23.2
Foreign currency translation and other	(4.4)	(3.4)	—	(0.1)	(0.1)	—	0.2	—	(7.8)
As of September 30, 2014	$265.5	$266.6	$50.3	$96.6	$80.3	$43.7	$33.4	$37.9	$874.3

During the three months ended September 30, 2014, goodwill decreased by $6.7 due to foreign currency movements impacting goodwill allocated to the U.K. and France operations. In addition, the Company recorded purchase accounting adjustments to acquisitions closed during the past twelve months, which resulted in a net decrease to goodwill of $1.1 during the first quarter of Fiscal 2015. The Company did not recast the previously reported consolidated balance sheet as of June 30, 2014 and statement of operations for the year ended June 30, 2014 due to the immaterial effect of these adjustments.

In addition, the Company has recast goodwill reported in the consolidated balance sheet as of June 30, 2014 in connection with the Company’s final valuation of property, plant and equipment and intangible assets and associated deferred taxes impact for the Access and Fiberlink acquisitions, which resulted in a net decrease to goodwill of $15.8 (see Note 2 - Acquisitions).

Previously reported provisional allocations of goodwill to the Waves and Dark Fiber reporting units have been adjusted as of June 30, 2014 in relation to the Geo acquisition, with a corresponding increase in goodwill allocated to the Waves SPG of $27.5 and an offsetting decrease in goodwill allocated to the Dark Fiber reporting unit.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

(5) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of September 30, 2014 and June 30, 2014 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$825.0	$(113.2)	$711.8
Trade names	0.1	—	0.1
Underlying rights	1.7	(0.1)	1.6
	826.8	(113.3)	713.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	18.5	—	18.5
Total	$848.8	$(113.3)	$735.5
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$789.2	$(104.2)	$685.0
Trade names	0.1	—	0.1
Underlying rights	1.8	(0.1)	1.7
	791.1	(104.3)	686.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	19.4	—	19.4
Total	$814.0	$(104.3)	$709.7

(6) LONG-TERM DEBT

As of September 30, 2014 and June 30, 2014, long-term debt was as follows:

(dollars in millions)	September 30, 2014	June 30, 2014
Term Loan Facility due 2019	$2,005.7	$2,010.8
8.125% Senior Secured Notes due 2020	750.0	750.0
10.125% Senior Unsecured Notes due 2020	500.0	500.0
Total debt obligations	3,255.7	3,260.8
Unamortized discount on Term Loan Facility due 2019	(19.7)	(20.6)
Carrying value of debt	3,236.0	3,240.2
Less current portion	(20.5)	(20.5)
Long-term debt, less current portion	$3,215.5	$3,219.7

On July 2, 2012, ZGL and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”) and $500.0 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Notes”). On July 2, 2012, ZGL also entered into a $250.0 senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan Facility”), both of which have been subsequently amended (the “Credit Agreement”). The Term Loan Facility was issued at a discount of $30.0 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the amended Term Loan Facility require the Company to make quarterly principal payments of $5.1 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three months ended September 30, 2014 and 2013, respectively).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

On November 26, 2013, ZGL and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, effective November 26, 2013, the Term Loan Facility was increased by $150.0 to $1,749.8, and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on the Company’s current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, the Company recognized an expense during the second quarter of Fiscal 2014 of $1.9 associated with debt extinguishment costs, including cash expense of $1.0 related to third party costs and non-cash expense of $1.0 associated with the write-off of the Company’s unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1.5 in debt issuance costs.

On May 16, 2014, ZGL and Zayo Capital entered into the Sixth Amendment to the Credit Agreement, which increased the Term Loan Facility by $275.0 to $2,015.9. The $275.0 add-on was priced at 99.5%, and the Company incurred debt issuance costs of $3.2. No other terms of the Credit Agreement were amended.

The Term Loan Facility bears interest at LIBOR plus 3.0%, with a minimum LIBOR rate of 1.0%. The Revolver bears interest at LIBOR plus 2.75% (based on the Company’s current leverage ratio). Interest rates on the Term Loan Facility and Revolver as of September 30, 2014 were 4.0% and 3.0%, respectively. Interest rates on the Term Loan Facility and Revolver as of June 30, 2014 were 4.0% and 3.0%, respectively.

As of September 30, 2014, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $6.4 as of September 30, 2014, leaving $243.6 available under the Revolver as of September 30, 2014. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio. The Revolver has a maturity date of July 2017.

Debt covenants

The Credit Agreement, as amended, contains a covenant that requires ZGL to maintain a minimum fixed-charge coverage ratio.

Pursuant to the Credit Agreement, ZGL shall not permit its Fixed Charge Coverage Ratio, which is defined in the Credit Agreement as the ratio of ZGL's annualized modified EBITDA (as defined in the Credit Agreement) during the most recent quarter minus Capital Expenditures (as defined in the Credit Agreement) for the twelve month period ended as of the end of each applicable fiscal quarter to interest expense for that same period, to be less than the minimum ratio for the applicable period set forth below:

Fiscal Quarters Ending	Minimum Ratio
September 30, 2014, December 31, 2014 and March 31, 2015	2.00 to 1.0
June 30, 2015, September 30, 2015 and December 31, 2015	2.25 to 1.0
March 31, 2016, June 30, 2016 and September 30, 2016	2.50 to 1.0
December 31, 2016 and for each fiscal quarter thereafter	2.75 to 1.0

ZGL was in compliance with all covenants associated with its debt agreements as of September 30, 2014.

Debt issuance costs

In connection with the Notes offering, Revolver and Term Loan Facility and the subsequent amendments thereto, the Company incurred debt issuance costs of $114.8 (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

The balance of debt issuance costs as of September 30, 2014 and June 30, 2014 was $85.6 and $89.4, net of accumulated amortization of $29.2 and $25.4, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3.8 and $3.4 during the three months ended September 30, 2014 and 2013, respectively.

Interest rate derivatives

On August 13, 2012, the Company entered into interest rate swap agreements with an aggregate notional value of $750.0 and a maturity date of June 30, 2017. There were no up-front fees for these agreements. The contract states that the Company pays a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three months ended September 30, 2014 and 2013, respectively, $(2.0) and $2.3 was recorded as an (decrease)/increase in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of less than $0.1 and $2.0 is included in “Other long term liabilities” in the Company’s consolidated balance sheet as of September 30, 2014 and June 30, 2014, respectively.

(7) INCOME TAXES

The Company’s provision/(benefit) for income taxes from continuing operations is summarized as follows:

	Three months ended September 30,
	2014	2013
Current income taxes
Federal	$1.5	$—
State	0.9	0.8
Foreign	0.8	—
Total	3.2	0.8

Deferred income taxes
Federal	6.3	6.9
State	0.2	0.2
Foreign	(0.3)	1.4
Total	6.2	8.5
Total provision for income taxes	$9.4	$9.3

The United States and foreign components of income/(loss) from continuing operations before income taxes for the three months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,
	2014	2013
United States	$(92.6)	$(24.3)
Foreign	(8.5)	4.5
Total	$(101.1)	$(19.8)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as stock-based compensation expense associated with the CII common units, that are recorded as an expense for financial reporting purposes but are not deductible for tax purposes.

Reconciliations of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three-month periods ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,
	2014	2013
Expected benefit at statutory rate	$(35.3)	$(6.9)
Increase due to:
Non-deductible stock-based compensation	47.3	17.0
State income taxes (benefit), net of federal benefit	(4.5)	(1.2)
Transaction costs not deductible for tax purposes	0.2	0.2
Foreign tax rate differential	1.1	(0.7)
Other, net	0.6	0.9
Provision for income taxes	$9.4	$9.3

Each interim period, management estimates the annual effective tax rate and applies that rate to its reported year-to-date earnings. The tax expense or benefit related to items for which management is unable to make reliable estimates or that are significant, unusual, or extraordinary items that will be separately reported, or reported net of their related tax effect, are individually computed and are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, tax rates or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgments, including but not limited to the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences, and the likelihood of realizing deferred tax assets generated in both the current year and prior years. The accounting estimates used to compute the interim provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or the tax environment changes. The effective tax rate is significantly affected by the amount of non-deductible stock-based compensation recognized during the year and given the significant assumptions inherent in the determination of this item, management is not able to reliably estimate the annual amount expected to impact the effective tax rate. As such, the tax effect of non-deductible stock-based compensation is recognized in each interim period in which the stock-based compensation is recorded.

(8) EQUITY

Prior to October 16, 2014, Zayo Group Holdings was a wholly owned subsidiary of CII. See Note 14—Subsequent Events. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. As of September 30, 2014 the Company was controlled by the CII board of managers, which is in turn controlled by the members of CII in accordance with the rights specified in CII’s operating agreement. At formation, 1,000 shares of common stock were issued to CII by the Company with a par value of $0.001. As discussed in Note 14—Subsequent Events, on October 9, 2014, the Company’s Board of Directors authorized a 223,000-for-one split of the Company’s common stock, that was effective upon the filing of the Company’s amended and restated certificate of incorporation on October 10, 2014. Subsequent to the stock split and prior to the Company’s initial public offering, 223,000,000 shares of common stock with a par value of $0.001 were outstanding and are retroactively reflected in the Company’s condensed consolidated financial statements and notes thereto.

As discussed in Note 9—Stock-Based Compensation, during the quarter ended December 31, 2013, the Board of CII authorized a non-liquidating distribution to certain common unit holders of up to $10.0 and advanced $10.0 to CII, evidenced by an intercompany note receivable. During the quarter ended March 31, 2014, the board of managers of CII authorized and paid a non-liquidating distribution to the Company’s CEO for $3.0 and amended the intercompany note receivable with CII for the incremental distribution. During the quarter ended June 30, 2014, the board of managers of CII authorized and redeemed for cash the vested common units held by a member of management for $9.1 in full and final settlement of his outstanding common unit grants and further amended the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

intercompany note receivable with CII for the incremental distribution. The amount due from CII is reflected as a reduction of stockholder’s equity as of September 30, 2014.

As discussed in Note 3—Spin-Off of Business, during the year ended June 30, 2014, the Company spun off OVS to CII with a corresponding non-cash distribution to CII totaling $31.8.

(9) STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense liability and equity classified awards included on the consolidated statements of operations.

	Three Months Ended September 30,
	2014	2013
Included in:
Operating costs	$14.4	$3.7
Selling, general and administrative expenses	108.7	39.2
	$123.1	$42.9

Liability Classified Awards

As of September 30, 2014, the Company has been given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.

As of September 30, 2014, CII had eleven classes of common units with different liquidation preferences: Class A through Class K units. Common units are issued to employees and to independent directors of the Company and are allocated by the Chief Executive Officer and the board of managers of CII on the terms and conditions specified in the employee equity agreement. The common units do not have voting rights. At September 30, 2014, 549,268,807 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 75,731,193 common units of CII were available to be issued. As of June 30, 2014, 552,512,338 common units of CII were issued and outstanding to employees, directors, and affiliates of the Company and 72,487,662 common units of CII were available to be issued. CII has a separate class of common units of CII issued to employees of ZPS ("ZPS Class A").  As of September 30, 2014, 18,345,417 ZPS Class A common units were issued and outstanding, and no units were available to be issued. As of June 30, 2014, 18,710,000 ZPS Class A common units were issued and outstanding, and no units were available to be issued.

The common units are considered to be stock-based compensation with terms that require the awards to be classified as liabilities due to cash settlement features. As such, the Company accounts for the vested awards as a liability and re-measures the liability to fair value at each reporting date until the date of settlement.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

As of September 30, 2014 and June 30, 2014, the estimated fair value of the common units was as follows:

Common Unit Class	September 30, 2014	June 30, 2014
	(estimated per unit value)
Class A	$2.97	$2.47
Class B	2.68	2.22
Class C	2.31	1.92
Class D	2.25	1.86
Class E	1.95	1.62
Class F	1.74	1.44
Class G	0.99	0.82
Class H	0.84	0.70
Class I	0.54	0.45
Class J	0.39	0.33
Class K	0.34	0.29
ZPS Class A	0.09	0.09

The Company recognized stock-based compensation expense and a related increase to the stock-based compensation liability for common unit grants of $123.0 and $42.7 during the three months ended September 30, 2014 and 2013, respectively.

The liability associated with the common units was $514.2 and $392.4 as of September 30, 2014 and June 30, 2014, respectively. As of September 30, 2014, common units with an estimated fair value of $136.5 were unvested. The fair value of the unvested common units will be recognized as stock-based compensation expense over the next three years.  See also Note 14 - Subsequent Events.

The holders of common units of CII are not entitled to transfer their units or receive dividends or distributions, except at the discretion of CII’s board of managers. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units share in the proceeds after the capital contributions of the CII preferred unit holders plus their priority return of 6% per annum has been reimbursed. The remaining proceeds from a liquidation event are distributed between the preferred and common unit holders on a scale ranging from 85% to the preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders. The percentage allocated to the common unit holders is dependent upon the return multiple realized by the preferred unit holders as defined in the CII operating agreement. The maximum incremental allocation of proceeds from a liquidation event to common unit holders, of 20%, occurs if the return multiple realized by a preferred unit holder reaches 3.5 times each respective preferred holder’s combined capital contributions.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Each class of common units has a liquidation threshold. Holders of a respective class of common units begin to receive a portion of the proceeds from a liquidity event once the aggregate distributions previously made with respect to issued common units of earlier classes are equal to or greater than the liquidation threshold of the respective common unit class. Common unit holders of each of the following classes begin sharing in the proceeds of a liquidation event once the total amount distributed to earlier classes reaches the following liquidation thresholds (amounts in millions):

Common Unit Class	Liquidation Threshold
Class A	$—
Class B	15.0
Class C	40.0
Class D	45.0
Class E	75.0
Class F	95.0
Class G	235.0
Class H	290.0
Class I	435.0
Class J	515.0
Class K	545.0

Equity Classified Awards

CII has issued preferred units to certain of the Company’s executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company’s member’s interest account of $0.1 and $0.2 for the three months ended September 30, 2014 and 2013, respectively, including compensation recorded for preferred units granted in earlier periods.

(10) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at September 30, 2014 and June 30, 2014 due to the short maturity of these instruments.

The carrying value of the Company’s note obligations reflects the original amounts borrowed and was $1,250.0 as of September 30, 2014 and June 30, 2014. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s notes as of September 30, 2014 and June 30, 2014 was estimated to be $1,308.5 and $1,294.8, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,986.0 and $1,990.2 as of September 30, 2014 and June 30, 2014, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into on May 16, 2014, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $24.6.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $(2.0) and $2.3 were recorded as a (decrease)/increase to interest expense during the three months ended September 30, 2014 and 2013, respectively.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $16.5.

The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	September 30, 2014	June 30, 2014
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$—	$2.0
Stock-based compensation liability	Level 3	$514.2	$392.4

(11) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At September 30, 2014, the Company was contractually committed for $115.0 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(12) RELATED PARTY TRANSACTIONS

The Company has ongoing contractual relationships with OVS, whereby the Company provides OVS and its subsidiaries with bandwidth capacity, and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions we recognized with OVS for the periods presented:

	Three Months Ended September 30,
	2014	2013
Revenues	$1.7	$1.7
Operating costs	$(0.3)	$(0.4)

As of September 30, 2014 and June 30, 2014, the Company had a balance due from OVS in the amount of nil and $0.6, respectively.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company’s Nominating and Governance Committee. During the three months ended September 30, 2014, the Company reimbursed Mr. Caruso $0.4 for his business use of the aircraft.

On July 2, 2012, Matthew Erickson, an officer of the Company, purchased $0.6 in aggregate principal amount of the Company’s Senior Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act) and purchased the notes on terms available to other investors.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

(13) SEGMENT REPORTING

An operating segment is a component of an entity that has all of the following characteristics:

—	It engages in business activities from which it may earn revenues and incur expenses.
—	Its operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.
—	Its discrete financial information is available.

The Company’s chief operating decision maker is its Chief Executive Officer.

The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company’s notes to its financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. The Company evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue and adjusted EBITDA (as defined below).

The Company’s individual strategic product groups (“SPGs”) are organized into three reportable segments based on the similarities of business activities: Physical Infrastructure, Lit Services and Other. The Physical Infrastructure reporting segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and zColo. The Lit Services reporting segment is comprised of the following SPGs: Wavelengths, Ethernet, IP and SONET. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure, Lit Services and Other reportable segments. The segment managers for each of the Physical Infrastructure, Lit Services and Other reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

The Company’s three reportable segments are described below:

Physical Infrastructure. Through the Physical Infrastructure segment, the Company provides raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. The Company leases dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. The Company’s mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. The Company’s datacenters offer colocation and interconnection services to its customers, who then house and power the Company’s computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Physical Infrastructure segment generally tend to range from three to twenty years.

Lit Services. The Lit Services segment provides bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and the Company’s customers pay for access based on the amount and type of bandwidth they purchase. The Company’s lit services include wavelength, Ethernet, IP, and SONET services with capacity ranging from 1.54Mb to 100G. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Lit Services customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.

Other. The Other segment is primarily comprised of ZPS and Zayo France. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). Zayo France provides services using the Company's Paris-based bandwidth infrastructure.

Revenues for all of the Company’s products are included in one of the Company’s three reportable segments. The results of operations for each reportable segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes. The following tables summarize financial information of each of the segments:

Segment Adjusted EBITDA

Segment Adjusted EBITDA is the primary measure used by the Company’s CODM to evaluate segment operating performance.

The Company defines Segment Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains on an intercompany loan, and impairment of cost method investment. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

Segment Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by the Company and its Compensation Committee for purposes of determining bonus payouts to employees.

Segment Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company’s results from operations and operating cash flows as reported under GAAP. For example, Segment Adjusted EBITDA:

—	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
—	does not reflect changes in, or cash requirements for, working capital needs;
—	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company’s debt; and
—	does not reflect cash required to pay income taxes.

The Company’s computation of Segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

	As of and for the three months ended September 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$149.7	$156.1	$14.8	$—	$320.6
Segment Adjusted EBITDA	$97.3	$82.2	$3.5	$—	$183.0
Total assets	$2,870.8	$1,773.7	$131.8	$283.4	$5,059.7
Capital expenditures	$(68.0)	$(46.1)	$(1.2)	$—	$(115.3)

	As of and for the three months ended September 30, 2013
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$113.6	$149.4	$5.1	$—	$268.1
Segment Adjusted EBITDA	$74.4	$80.9	$1.8	$(1.5)	$155.6
Capital expenditures, net of stimulus grant reimbursements	$(45.2)	$(41.5)	$—	$—	$(86.7)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

	As of June 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Total Assets	$2,851.8	$1,739.1	$43.1	$416.4	$5,050.4

Reconciliation from Total Segment Adjusted EBITDA to net earnings/(loss) from continuing operations

	Three months ended September 30, 2014
	2014	2013
Segment Adjusted EBITDA	$183.0	$155.6
Interest expense	(46.9)	(51.5)
Provision for income taxes	(9.4)	(9.3)
Depreciation and amortization expense	(96.0)	(81.0)
Transaction costs	(3.4)	(0.6)
Stock-based compensation	(123.1)	(42.9)
Foreign currency loss on intercompany loans	(14.7)	0.6
Net (loss) from continuing operations	$(110.5)	$(29.1)

(14) SUBSEQUENT EVENTS

Restricted Stock Grant to Chief Executive Officer

On September 17, 2014, the Company’s Compensation Committee approved a one-time grant of restricted stock units (“RSUs”) in an amount equal to $2.8, or 144,737 RSUs, to Dan Caruso, the Company’s Chief Executive Officer. In connection with the grant, Mr. Caruso’s annual salary was reduced to 18 thousand dollars from $0.4. The grant was made on November 5, 2014. The units will vest based on the proposed new RSU vesting schedule associated with the Company’s proposed compensation plan following the Company’s initial public offering. No other terms of Mr. Caruso’s employment agreement with the Company were modified.

Stock Split and Amended and Restated Certificate of Incorporation

On October 9, 2014, the Board of Directors approved a 223,000-for-one stock split of the Company’s common stock. The stock split became effective upon filing of the amended and restated certificate of incorporation on October 10, 2014. Immediately subsequent to the stock split, 223,000,000 shares of common stock were outstanding. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock split in the accompanying condensed consolidated financial statements.

On October 10, 2014, the Company filed its amended and restated certificate of incorporation to authorize the issuance of additional shares of common and preferred stock, establish related voting and holding rights for these shares, and address certain other matters related to corporate governance.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Distribution of Common Stock

On October 9, 2014, the Company and CII’s board of managers approved a non-liquidating distribution by CII of shares of the Company's common stock held by CII to holders of CII preferred and vested common units pursuant to the terms of the CII Operating Agreement. The total number of shares to be distributed to all CII preferred and common unit holders in connection with the Company's initial public offering, or upon future distributions following resolution of contingent distributions among members of CII and upon the vesting of CII common units, is fixed at 223,000,000 shares of the Company's common stock. The number of shares received by each CII preferred and common unit holder was dependent upon the actual public offering price for the offering and the class of CII units held by such preferred and common unit holders, including the applicable thresholds for distributions to the common units. Employees and independent directors of the Company with vested CII common units received shares of the Company’s common stock equal in value to the underlying value of their vested CII common units. Based on the offering price of $19.00, CII distributed 206,167,766 shares of the Company’s common stock to holders of CII preferred and common units immediately prior to the offering in respect of CII preferred and vested common units. Employees with unvested CII common units will continue to receive monthly distributions of common as they vest under the original terms of the CII common unit grant agreements in accordance with the CII operating agreement. In addition, CII will distribute additional shares of the Company’s common stock to CII preferred and common unit holders on a quarterly basis through June 30, 2016 based on stock performance.

In connection with the distribution, the Company adjusted the corresponding stock-based compensation liability to its fair value with an offsetting adjustment to stock-based compensation expense during the second quarter of Fiscal 2015. If the Company’s stock-based compensation liability as of September 30, 2014 were derived using a value for the Company’s outstanding common shares based on $19.00 per share, the liability would be $475.7, representing a decrease of $38.5. Correspondingly, the fair value of unvested common units issued to employees and independent directors would be approximately $107.9.

Initial Public Offering

On October 22, 2014, the Company completed an initial public offering of 24,079,002 shares of common stock at an offering price of $19 per share. Shares sold in the offering consisted of 16,008,679 shares sold by the Company and 8,070,323 shares sold by selling stockholders (including CII investors and employees, former employees, and directors and officers of the Company). The shares sold included the exercise of an option by the underwriters to purchase an additional 3,026,371 shares from selling shareholders.  The underwriters’ option to purchase additional shares was exercised on October 20, 2014. Proceeds to the Company after deducting the underwriting discount but before other offering expenses totaled approximately $287.8, and net proceeds to selling stockholders, including the exercised underwriter option, totaled approximately $150.2. Proceeds to the Company from the offering will be recorded as an increase in common stock and additional paid-in-capital, net of direct offering costs (including previously capitalized amounts), during the second quarter of Fiscal 2015. The Company’s shares were listed on the New York Stock Exchange (NYSE) on October 17, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group Holdings, Inc. (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our final prospectus filed with the SEC on October 17, 2014 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2014, included in our final prospectus filed with the SEC on October 17, 2014.

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

Overview

We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of September 30, 2014, we had more than $5 billion in revenue under contract with a weighted average remaining contract term of approximately 44 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.

On October 22, 2014, we completed an initial public offering for shares of our common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. Prior to the offering, we were wholly owned by Communications Infrastructure Investments, LLC ("CII").  See Note 14 - Subsequent Events to our condensed consolidated financial statements. Our primary operating subsidiary is Zayo Group, LLC, a Delaware limited liability company (“ZGL”), and we are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of September 30, 2014, we have three reportable segments as described below:

Physical Infrastructure.   Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually two to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in our Physical Infrastructure segment generally range from three to twenty years.

Lit Services.   Our Lit Services segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where we use optronics to light the fiber and our customers pay us for access based on the amount and type of bandwidth they purchase. Our lit services include wavelength, Ethernet, IP, and SONET services. We target customers who require a minimum of 10G of bandwidth across their networks. The contract terms in this segment typically range from two to five years.

Other.   We also have an Other segment, which is primarily comprised of Zayo Professional Services (“ZPS”) and Zayo France. ZPS is our professional services business that provides network management and technical resources to our customers. Zayo France provides services using our Paris-based bandwidth infrastructure.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 32 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Significant Acquisitions

AboveNet, Inc. (“AboveNet”)

On July 2, 2012, we acquired 100% of the outstanding capital stock of AboveNet, a public company listed on the New York Stock Exchange, for total consideration of approximately $2,212.5 million in cash, net of $139.1 million of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.

AboveNet was a provider of bandwidth infrastructure and network-neutral colocation and interconnection services, primarily to large corporate enterprise clients and communication carriers, including Fortune 1000 and FTSE 500 companies in the United States and Europe. AboveNet’s commercial strategy was consistent with ours, which was to focus on leveraging its infrastructure assets to provide bandwidth infrastructure services to a select set of customers with high-bandwidth demands. AboveNet provided physical infrastructure and lit services over its dense metropolitan, regional, national, and international fiber networks. It also operated a Tier 1 IP network with direct and indirect (through peering arrangements) connectivity in many of the most important bandwidth centers and peering exchanges in the U.S. and Europe. Its product set was highly aligned with our own, consisting primarily of dark fiber, wavelengths, Ethernet, IP, and colocation services. AboveNet had also built a very strong base of business with enterprise clients, particularly within the financial services sector.

The acquisition of AboveNet added approximately 20,600 new route miles and approximately 2,500,000 fiber miles to our network and added connections to approximately 4,000 on-net buildings, including more than 2,600 enterprise locations, many of which housed some of the largest corporate users of network services in the world. AboveNet’s metropolitan networks typically contained 432, and in some cases 864, fiber strands in each cable. This high fiber count allowed AboveNet to add new customers in a timely and cost-effective manner by focusing incremental construction and capital expenditures on the laterals that connect to the customer premises. AboveNet’s metropolitan networks served 17 markets in the U.S., with strong network footprints in a number of the largest metro markets, including Boston, Chicago, Los Angeles, New York, Philadelphia, San Francisco, Seattle, and Washington, D.C. It also served four metro markets in Europe: London, Amsterdam, Frankfurt, and Paris. These locations also included many private datacenters and hub locations that were important for AboveNet’s customers. AboveNet used under-sea capacity on the Trans-Atlantic undersea telecommunications network and other trans-Atlantic cables to provide connectivity from the U.S. to Europe.

The results of the acquired AboveNet business are included in our operating results beginning July 2, 2012.

360networks Holdings (USA) Inc. (“360networks”)

On December 1, 2011, we acquired 100% of the equity of 360networks. We paid the purchase consideration of approximately $317.9 million, net of approximately $0.7 million in cash acquired and net of an assumed working capital deficiency of approximately $26.4 million.

The acquired 360networks business operated approximately 19,800 route miles of intercity and metropolitan fiber network across 21 states and British Columbia. 360networks’ intercity network interconnected over 70 markets across the central and western United States. In addition to its intercity network, 360networks operated over 800 route miles of metropolitan fiber networks across 25 markets, including Seattle, Denver, Colorado Springs, Omaha, Sacramento, and Salt Lake City.

The results of the acquired 360networks business are included in our operating results beginning December 1, 2011.

Geo Networks Limited (“Geo”)

On May 16, 2014, we acquired all of the outstanding shares of Geo, which is a London-based dark fiber provider. The purchase consideration of £174 million ($292.3 million), net of approximately £8.2 million ($13.7 million) in cash acquired, was paid with a combination of cash on hand and available funds drawn on our $250.0 million revolving credit facility.

Geo owns and operates a high capacity fiber network in the United Kingdom, providing dark fiber and co-location services to a variety of high-bandwidth sectors including media companies, service providers, financial services, datacenters, and gaming organizations. The acquisition added over 2,100 route miles to our European network and additional connectivity to 587 on-net buildings.

The results of the acquired Geo business are included in our operating results beginning May 16, 2014.

Fiscal 2015 Acquisitions

On July 1, 2014, we acquired a 96% equity interest in Neo Telecoms (“Neo”), a Paris-based bandwidth infrastructure company, for  purchase consideration of €57.2 million ($78.1 million based on the foreign currency exchange rate on that date). The purchase consideration was funded with cash on hand available from the proceeds of the Sixth Amendment to our Term Loan Facility. The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France will be integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

The results of the acquired Neo business are included in our operating results beginning July 1, 2014.

On July 1, 2014, we acquired Colo Facilities Atlanta (“AtlantaNAP”), a data center and managed services provider in Atlanta, for  purchase consideration of $52.5 million. The purchase consideration was paid with cash on hand. The acquisition of AtlantaNAP added approximately 72,000 square feet of total data center space, including 42,000 square feet of conditioned colocation space.

The results of the acquired AtlantaNAP business are included in our operating results beginning July 1, 2014.

Spin-Off of Business

In connection with certain business combinations, we have acquired assets and liabilities that support products outside of our primary focus of providing bandwidth infrastructure services. On June 13, 2014, we spun off all of our equity interest in Onvoy, LLC (“OVS”), a business that provides voice and managed services, by a non-cash distribution to CII. The results of operations of OVS are presented as discontinued operations. See Note 3—Spin-off of Business to our condensed consolidated financial statements.

During Fiscal 2014, the results of the operations of OVS are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our condensed consolidated statements of operations. All discussions contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from continuing operations.

Substantial Capital Expenditures

During the three months ended September 30, 2014 and 2013, we invested $115.3 million and $86.7 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Debt and Equity Financing

On November 26, 2013, we entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement (“the Credit Agreement”) governing our senior secured term loan facility (the “Term Loan Facility”) and our senior secured revolving credit facility (the “Revolver”). The Fifth Amendment increased the Term Loan Facility by $150.0 million to $1,749.8 million, and reduced the interest rate on the Term Loan Facility to LIBOR plus 3.0%, with a minimum LIBOR rate of 1.0%. The interest rate on the Revolver was also amended to LIBOR plus 2.75% (based on the current leverage ratio of ZGL). We recognized debt extinguishment expense in November 2013 of $1.9 million related to the Fifth Amendment and incurred an additional $1.5 million in debt issuance costs. We did not incur a re-pricing premium.

On May 16, 2014, we entered into the Sixth Amendment to the Credit Agreement that increased the Term Loan Facility by $275.0 million to $2,015.9 million. The $275.0 million add-on was priced at 99.5%, and we incurred debt issuance costs of $3.2 million. No other terms of the Credit Agreement were amended.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the SEC on October 17, 2014.

Background for Review of Our Results of Operations

Revenue

Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing service that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortization of previously collected upfront charges to customers. Upfront charges are typically related to IRUs structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Other revenue includes credits and adjustments, termination revenue, construction services, and equipment sales.

Our consolidated reported revenue in any given period is a function of our beginning revenue under contract and the impact of organic growth and acquisition activity. Our organic activity is driven by net new sales (“bookings”), gross installed revenue (“installs”) and churn processed (“churn”) as further described below.

Net New Sales.   Bookings are the dollar amount of orders recorded as MRR and MAR in a period that have been signed by the customer and accepted by our service delivery organization. The dollar value of bookings is equal to the monthly recurring price that the customer will pay for the services and/or the monthly amortized amount of the revenue that we will recognize for those services. To the extent a booking is cancelled by the customer prior to it being installed, it is subtracted from the total bookings number in the period that it is cancelled. Bookings do not immediately impact revenue until they are installed (gross installed revenue).

Gross Installed Revenue.   Installs are the amount of MRR and MAR for services that have been installed, tested, accepted by the customer, and entered into the billing system in a given period. Installs include new services, price increases, and upgrades.

Churn Processed.   Churn is any negative change to MRR and MAR. Churn includes disconnects, negative price changes, and disconnects associated with upgrades or replacement services. For each period presented, disconnects associated with attrition and upgrades are the drivers of churn, accounting for more than 80% of negative changes in MRR and MAR while price changes account for less than 20%. Monthly churn is also presented as a percentage of MRR and MAR (“churn percentage”).

Given the size and amount of acquisitions we have completed, we have estimated the revenue growth rate associated with our organic activity in each period reported. Our estimated organic growth rate is calculated by adding an estimate of the acquired companies’ revenue for the reporting period prior to the date of inclusion in our results of operations, and then calculating the growth rate between the two reported periods. The estimate of acquired annual revenue is based on the acquired companies’ revenues for the most recent quarter prior to close (including estimated purchase accounting adjustments) multiplied by four. If, in calculating our estimated organic growth rates, we were to use the actual revenue results for the four quarters preceding the closing of each of our acquisitions, our estimated organic growth rates would be higher than the estimated organic growth rates presented. If we were to use acquired annualized revenue, calculated by taking each acquired company’s revenues for the most recent quarter prior to the closing of such acquisition and multiplying by four, our estimated organic growth rates would be lower than the estimated organic growth rates presented.

Operating Costs

Our operating costs and expenses consist of network expense (“Netex”), compensation and benefits, network operations expense (“Netops”), stock-based compensation expense, other expenses, and depreciation and amortization.

Netex consists of third-party network service costs resulting from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which our colocation business operates, along with the utility costs to power those facilities. While increases in demand for our services will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional circuits or services from third-party providers. Third-party network service costs include the upfront cost of the initial installation of such circuits. Such costs are included in operating costs in our consolidated statements of operations.

Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction, service installations (and development of business support systems) are capitalized and amortized to operating costs and expenses. Compensation and benefits expenses related to the departments attributed to generating revenue are included in our operating costs line item while compensation and benefits expenses related to the sales, product, and corporate departments are included in our selling, general and administrative expenses line item of our consolidated statements of operations.

Netops expense includes all of the non-personnel related expenses of operating and maintaining our network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses. Such costs are included in operating costs in our consolidated statements of operations.

Our stock-based compensation expense contains two components, common unit awards classified as liabilities and, to a lesser extent, preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognize an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and record a liability in respect of those amounts. When the CII preferred units are initially granted, we recognize no expense. We use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. Subsequent changes in the fair value of the preferred units granted to members of management and directors do not affect the amount of expense we recognize. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either our operating costs or sales, general and administrative expenses in our consolidated statements of operations.

Other expenses include expenses such as property tax, franchise fees, colocation facility maintenance, travel, office expense and other administrative costs. Other expenses are included in both operating costs and selling, general and administrative expenses depending on their relationship to generating revenue or association with sales and administration. Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals. Transaction costs are included in sales, general and administrative expenses in our consolidated statements of operations.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue

	For the Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$149.7	$113.6	$36.1	32%
Lit Services	156.1	149.4	6.7	4%
Other	14.8	5.1	9.7	190%
Consolidated	$320.6	$268.1	$52.5	20%

Our total revenue increased by $52.5 million, or 20%, from $268.1 million for the three months ended September 30, 2013 to $320.6 million for the three months ended September 30, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

     We estimate that the period-over-period organic growth was approximately 6%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period from $4.9 million to $5.8 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended September 30, 2014, was approximately $0.5 billion.

•	Installs grew by approximately $0.6 million between the two periods.
•	Monthly churn percentage decreased between the two periods from 1.5% to 1.3%; however, total churn remained flat at approximately $3.9 million.

     We estimate that the period-over-period acquisition-related revenue growth was approximately 14%. Multiple Fiscal 2014 and Fiscal 2015 acquisitions impacted revenue growth between the two periods. The five Fiscal 2014 acquisitions (Corelink Data Centers, LLC (“Corelink”), Access Communications, Inc. (“Access”), Fiberlink, LLC, (“Fiberlink”), CoreXchange, Inc. (“CoreXchange”), and Geo) were completed at various times throughout the year. The Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014, and were therefore not fully included in our results of operations for the quarter ended September 30, 2013. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014. The Fiscal 2015 acquisitions (Neo and AtlantaNAP)  are fully included in our results of operations for the quarter ended September 30, 2014, as these acquisitions closed on July 1, 2014. Neo was a European-based dark fiber and colocation services provider and AtlantaNAP is a colocation-only provider.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $36.1 million, or 32%, from $113.6 million to $149.7 million for the three months ended September 30, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Physical Infrastructure segment was approximately 17% between the two comparative periods. Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the quarter ended September 30, 2014 were $2.9 million (with a total contract value of approximately $0.5 billion), an increase from the $2.4 million in bookings for the same period in the prior year. Installs were $2.3 million for the first quarter of Fiscal 2015, compared to $1.8 million for the same period in the prior year. The monthly churn percentage decreased between the two periods from 1.1% to 0.8%. All of the Fiscal 2014 and Fiscal 2015 acquisitions impacted the Physical Infrastructure segment revenues as Access and Fiberlink (dark fiber only) and Corelink, CoreXchange, AtlantaNAP (colocation only) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).

Lit Services.   Revenue from our Lit Services segment increased by $6.7 million, or 4%, from $149.4 million to $156.1 million for the three months ended September 30, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Lit Services segment was approximately 3%. Growth was strongest in the segment’s Ethernet and IP SPGs, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR increased from $2.5 million to $2.7 million between the two comparative periods, with a total contract value of approximately $0.1 billion for the quarter ended September 30, 2014. Installs were $2.9 million for the quarter ended September 30, 2014, compared to $2.8 million for the same period in the prior year. The monthly churn percentage decreased slightly from 1.7% to 1.6%, resulting in total churn processed of $2.4 million compared to $2.5 million in the same period in the prior year. The Lit Services period-over-period revenue results were primarily influenced by the carryover impact from Fiscal 2013 acquisitions, as the Fiscal 2014 and Fiscal 2015 acquisitions mostly impacted the Physical Infrastructure segment.

Other.   Revenue from our Other segment increased by $9.7 million, or 190%, from $5.1 million to $14.8 million for the three months ended September 30, 2013 and 2014, respectively. The increase was primarily due to the inclusion of operating results for Neo, which was acquired July 1, 2014. The Other segment represented approximately 5% of our total revenue.

The following table reflects the stratification of our revenues during the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	(in millions)
Monthly recurring revenue	$293.8	92%	$251.8	94%
Monthly amortized revenue	17.3	5%	12.6	5%
Other revenue	9.5	3%	3.7	1%
Total revenue	$320.6	100%	$268.1	100%

Operating Costs and Expenses

	Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses
Physical Infrastructure	$182.7	$106.9	$75.8	71%
Lit Services	161.1	124.9	36.2	29%
Other	16.3	5.3	11.0	208%
Consolidated	$360.1	$237.1	$123.0	52%

Physical Infrastructure.   Our Physical Infrastructure operating costs increased by $75.8 million, or 71%, from $106.9 million to $182.7 million for the three months ended September 30, 2013 and 2014, respectively. The increase in operating costs and expenses was primarily a result of the acquisitions of Access, Fiberlink, CoreXchange, Geo, and AtlantaNAP in Fiscal 2014 and Fiscal 2015 and the increase in stock-based compensation.

Lit Services.   Our Lit Services operating costs increased by $36.2 million, or 29%, from $124.9 million to $161.1 million for the three months ended September 30, 2013 and 2014, respectively. The increase in operating costs and expenses was primarily a result of the acquisition of Geo in Fiscal 2014 and the increase in stock-based compensation.

Other.   Other operating costs and expenses increased by $11.0 million, or 208%, from $5.3 million to $16.3 million for the three months ended September 30, 2013 and 2014, respectively. The increase primarily relates to the acquisition of Neo.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013	$ Variance	% Variance
	(in millions)
Netex	$42.4	$36.9	$5.5	15%
Compensation and benefits expenses	39.7	30.0	9.7	32%
Netops expense	37.5	30.3	7.2	24%
Other expense	18.0	15.4	2.6	17%
Transaction costs	3.4	0.6	2.8	467%
Stock-based compensation	123.1	42.9	80.2	187%
Depreciation and amortization	96.0	81.0	15.0	19%
Total operating costs and expenses	$360.1	$237.1	$123.0	52%

Netex.   Our Netex increased by $5.5 million, or 15%, from $36.9 million for the first quarter of Fiscal2014 to $42.4 million for the first quarter of Fiscal 2015. The increase in consolidated operating costs primarily related to our Fiscal 2014 and Fiscal 2015 acquisitions. Netex as a percentage of total revenue decreased from 14% to 13% as a result of cost reductions and because our incremental revenue typically has less third-party network service costs associated with it than the existing base of revenue.

Compensation and Benefits Expenses.   Compensation and benefits expenses increased by $9.7 million, or 32%, from $30.0 million to $39.7 million for the three months ended September 30, 2013 and 2014, respectively. The increase reflects an increase in headcount during the last three quarters of Fiscal 2014 and the first quarter of Fiscal 2015 to support our growing business, including certain employees retained from acquired businesses. At September 30, 2014, we had 1,606 full time employees compared to 1,279 full time employees at September 30, 2013.

Network Operations Expenses.   Network operations expenses increased by $7.2 million, or 24%, from $30.3 million to $37.5 million for the three months ended September 30, 2013 and 2014, respectively. The increase principally reflects the growth of our network assets and the related expenses of operating that expanded network.

Other Expenses.   Other  expenses, which includes expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $2.6 million, or 17%, from $15.4 million to $18.0 million for the three months ended September 30, 2013 and 2014, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2015 and Fiscal 2014 acquisitions.

Transaction Costs.   Transaction costs increased by $2.8 million, or 467%, from $0.6 million to $3.4 million for the three months ended September 30, 2013 and 2014, respectively. The increase was due to higher transaction-related costs in the first quarter of Fiscal 2015 associated with the Geo, AtlantaNAP and Neo acquisitions.

Stock-Based Compensation.   Stock-based compensation expenses increased by $80.2 million, or 187%, from $42.9 million to $123.1 million during the three months ended September, 2013 and 2014, respectively.

The stock-based compensation expense associated with the common units is impacted by both the estimated value of the common units and the number of common units that vest during the period. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the three months ended September 30, 2014 and 2013.

	Estimated fair value as of
Common Units	September 30, 2014	June 30, 2014	September 30, 2013	June 30, 2013
	(estimated value per unit)
Class A	$2.97	$2.47	$1.63	$1.50
Class B	2.68	2.22	1.46	1.34
Class C	2.31	1.92	1.25	1.14
Class D	2.25	1.86	1.21	1.10
Class E	1.95	1.62	1.04	0.95
Class F	1.74	1.44	0.93	0.75
Class G	0.99	0.82	0.51	0.46
Class H	0.84	0.7	0.43	0.38
Class I	0.54	0.45	0.27	n/a
Class J	0.39	0.33	n/a	n/a
Class K	0.34	0.29	n/a	n/a
ZPA Class A	0.09	0.09	0.20	0.20

The increase in the estimated value of the common units in the current period is primarily a result of our organic growth since June 30, 2014 and synergies realized and expected to be realized from our Fiscal 2014 and Fiscal 2015 acquisitions.

We recognize changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. The stock-based compensation liability associated with the common units was $514.2 million and $392.4 million as of September 30, 2014 and June 30, 2014, respectively. The liability is impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units.

Depreciation and Amortization.   Depreciation and amortization expense increased by $15.0 million, or 19%, from $81.0 million to $96.0 million for the three months ended September 30, 2013 and 2014, respectively. The increase is primarily the result of depreciation related to capital expenditures since September 30, 2013 and acquisition-related growth from Fiscal 2014 and 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2014 and 2013, respectively.

	Three months ended September 30,
	2014	2013
	(in millions)
Interest expense	$(46.9)	$(51.5)
Other (loss)/income, net	(14.7)	0.7
Total other expenses, net	$(61.6)	$(50.8)

Interest Expense.   Interest expense decreased by $4.6 million, or 9%, from $51.5 million to $46.9 million for the three months ended September 30, 2013 and 2014, respectively. The decrease was primarily a result of additional interest expense related to the $150.0 million and $275.0 million add-ons to our Term Loan Facility during the second and fourth quarters of Fiscal 2014, respectively, offset by a decrease in interest expense resulting from the amendments to our Credit Agreement during the second and fourth quarters of Fiscal 2014 to lower the interest rates on our Term Loan Facility and Revolver, in addition to quarterly principal payments on our Term Loan Facility, which reduced our outstanding debt obligations.

Other (loss)/income, net.   Other (loss)/loss, net decreased by $15.4 million, from a gain of $0.7 million for the three months ended September 30, 2013 to a loss of $14.7 million for the three months ended September 30, 2014. Other (loss)/income, net consists primarily of unrealized foreign currency gain (loss) related to the remeasurement of intercompany loans between our domestic and foreign subsidiaries.

Provision for Income Taxes

We recorded a provision for income taxes of $9.4 million and $9.3 million during the three months ended September 30, 2014 and 2013, respectively. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

	Three months ended September 30,
	2014	2013
	(in millions)
Expected provision at statutory rate	$(35.3)	$(6.9)
Increase due to:
Non-deductible stock-based compensation	47.3	17.0
State income taxes (benefit)/provision, net of federal benefit	(4.5)	(1.2)
Transactions costs not deductible for tax purposes	0.2	0.2
Foreign tax rate differential	1.1	(0.7)
Other, net	0.6	0.9
Provision for income taxes	$9.4	$9.3

Loss from Continuing Operations

During the three months ended September 30, 2014 and 2013, we reported loss from continuing operations of $110.5 million and $29.1 million, respectively, including (i) operating income (loss) of ($39.5 million) and $31.0 million, respectively, (ii) non-operating expense of $61.6 million and $50.8 million, respectively, and (iii) income tax provision of $9.4 million and $9.3 million, respectively.

Our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate Adjusted EBITDA to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) interest expense, (d) other net non-operating expenses and (e) income tax expenses.

We expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Results of Operations above.

Discontinued Operations

Our earnings from discontinued operation, net of taxes, of nil and $1.7 million during the three months ended September 30, 2014 and 2013, respectively, relate to the operations of OVS, which we spun off on June 13, 2014.  See Note 3-Spin-off of Business to our condensed consolidated financial statements.

Adjusted EBITDA

We define Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains on an intercompany loan, and impairment of cost method investment. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the Indenture governing our outstanding Notes. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma

Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.

Adjusted EBITDA results, along with other quantitative and qualitative information, are also utilized by management and our compensation committee for purposes of determining bonus payouts to employees.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, our working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on our debt; and
•	does not reflect cash required to pay income taxes.

Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate Adjusted EBITDA in the same fashion.

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from continuing operations are as follows:

Reconciliation from (loss)/earnings from continuing operations to Adjusted EBITDA

	Three months ended September 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$97.3	$82.2	$3.5	$—	$183.0
Interest expense	(29.0)	(17.4)	—	(0.5)	(46.9)
Provision for income taxes	—	—	(0.2)	(9.2)	(9.4)
Depreciation and amortization expense	(59.6)	(33.4)	(3.0)	—	(96.0)
Transaction costs	(0.8)	(0.2)	(0.2)	(2.2)	(3.4)
Stock-based compensation	(70.0)	(53.5)	0.4	—	(123.1)
Foreign currency loss on intercompany loan	—	—	—	(14.7)	(14.7)
(Loss)/earnings from continuing operations	$(62.1)	$(22.3)	$0.5	$(26.6)	$(110.5)

	Three months ended September 30, 2013
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$74.4	$80.9	$1.8	$(1.5)	$155.6
Interest expense	(30.5)	(21.0)	—	—	(51.5)
Benefit for income taxes	—	—	(0.7)	(8.6)	(9.3)
Depreciation and amortization expense	(48.3)	(32.2)	(0.5)	—	(81.0)
Transaction costs	(0.5)	(0.1)	—	—	(0.6)
Stock-based compensation	(18.7)	(24.0)	(0.2)	—	(42.9)
Foreign currency gain on intercompany loan	—	—	—	0.6	0.6
(Loss)/earnings from continuing operations	$(23.6)	$3.6	$0.4	$(9.5)	$(29.1)

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

On July 2, 2012, ZGL and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”) and $500.0 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Notes”). We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict ZGL’s ability to incur additional indebtedness. The Indentures governing our Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times its previous quarter’s annualized modified EBITDA and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter’s annualized modified EBITDA. The Credit Agreement similarly limits ZGL’s incurrence of additional indebtedness. See Note 6—Long Term Debt—Debt Covenants to our condensed consolidated financial statements for more information on our financial covenants.

As of September 30, 2014, we had $167.3 million in cash and cash equivalents and a working capital surplus of $89.0 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of September 30, 2014, we had $243.6 million available under our Revolver.

Our capital expenditures increased by $28.6 million, or 33%, during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, from $86.7 million to $115.3 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our $250.0 million Revolver), equity offerings, and available cash on hand.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

The following table sets forth components of our cash flow for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	118.2	97.1
Net cash used in investing activities	(241.8)	(87.0)
Net cash used in financing activities	(5.8)	(4.1)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $21.1 million, or 22%, from $97.1 million to $118.2 million during the three months ended September 30, 2013 and 2014, respectively. Net cash flows from operating activities during the three months ended September 30, 2014 represents the loss from continuing operations of $110.5 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $96.0 million, stock-based compensation expense of $123.1 million, provision for bad debts of $0.6 million, additions to deferred revenue of $43.2 million, non-cash interest expense of $2.7 million and changes in the deferred tax provision of $6.5 million, less amortization of deferred revenue of $17.3 million and less the net change in working capital components.

Net cash flows from operating activities during the three months ended September 30, 2013 represents our net loss from continuing operations of $29.1 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $81.0 million, non-cash interest expense of $6.5 million, additions to deferred revenue of $24.0 million, provision for bad debts of $0.4 million, the deferred tax provision of $9.3 million and non-cash stock-based compensation expense of $42.9 million, less amortization of deferred revenue of $12.6 million, less the change in working capital components.

The increase in net cash flows from operating activities during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily a result of additional earnings from synergies realized from our Fiscal 2014 and Fiscal 2015 acquisitions and organic growth.

Cash Flows Used for Investing Activities

We used cash in investing activities of $241.8 million and $87.0 million during the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, our principal uses of cash for investing activities were $115.3 million in additions to property and equipment, $73.9 million for the acquisition of Neo, and $52.5 million for the acquisition of AtlantaNAP.

During the three months ended September 30, 2013, our principal uses of cash for investing activities were $86.7 million in additions to property and equipment and $0.3 million for the Corelink acquisition.

Cash Flows Used in Financing Activities

Our net cash used in financing activities was $5.8 million during the three months ended September 30, 2014 and was $4.1 million during the three months ended September 30, 2013. Our cash flows used in financing activities during the three months ended September 30, 2014 are primarily comprised of $5.1 million from the payments on long-term borrowings and $0.7 million in principal repayments on capital lease obligations.

Our net cash used in financing activities during the three months ended September 30, 2013 was primarily comprised of $4.1 million in principal payments on long-term debt, $0.4 million in principal payments on capital leases and $0.2 million in debt issuance costs.  These cash outflows were partially offset by $0.6 million in equity contributions.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 11 - Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our final prospectus filed with the SEC on October 17, 2014 or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of September 30, 2014, we had outstanding approximately $750.0 million Senior Secured Notes, $500.0 million Senior Unsecured Notes, a balance of $1,986.0 million on our Term Loan Facility and $26.5 million of capital lease obligations. As of September 30, 2014, we had $243.6 million available for borrowing under our Revolver.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $1,308.5 million as of September 30, 2014. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 30, 2014, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.235% or $4.7 million, which is limited as a result of the applicable interest rate as of September 30, 2014 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $24.6 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $16.5 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2014 and 2013, our foreign activities accounted for 6.0% and 5.8% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.

We do not have any material commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time party to various litigation matters that we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters and it is possible one or more of them could have a material adverse effect on us. However, we believe that the outcome of such pending litigation matters will not have a material adverse effect upon our results of operations, our consolidated financial condition or our liquidity.

ITEM 1A.	RISK FACTORS

The risk factors disclosed in our final prospectus in addition to the other information set forth in this report, could materially affect our business, financial condition or results.

There have been no material changes in our risk factors from those disclosed in our final prospectus filed with the SEC on October 17, 2014.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1**

Amended and Restated Certificate of Incorporation of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed with the SEC on November 4, 2014, File No. 333-199856).

3.2**

Amended and Restated Bylaws of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-8 filed with the SEC on November 4, 2014, File No. 333-199856).

4.1**

Secured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

4.2**

Unsecured Notes Indenture, dated as of June 28, 2012 between Zayo Escrow Corporation and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.2 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

4.3**

Secured Notes First Supplemental Indenture, dated as of July 2, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corporation, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.3 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

4.4**

Unsecured Notes First Supplemental Indenture, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., Zayo Escrow Corp, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.4 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.1†**

First Amendment to Employment Agreement, dated as of October 2, 2014, among Communications Infrastructure Investments, LLC, Zayo Group Holdings, Inc. and Daniel P. Caruso (incorporated by reference to Exhibit 10.19 of our Registration Statement on Form S1/A filed with the SEC on October 6, 2014, File No. 333-197215).

10.2**

Stockholders Agreement, dated as of October 22, 2014, between Zayo Group Holdings, Inc., on the one hand, and each Sponsor listed on the signature pages thereto and each stockholder listed on the signature pages thereto, on the other hand, and any other Person that may become a party to such Agreement after the date and pursuant to the terms thereof (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on October 22, 2014, File No. 001-36690).

10.3**

Registration Rights Agreement, dated as of October 22, 2014, among Zayo Group Holdings, Inc. and those Persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, File No. 001-36690).

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.

**  Previously filed and incorporated herein by reference.

†   Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: November 10, 2014	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 10, 2014	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer