Form 10-Q
period 2014-12-31
Zayo Group Holdings, Inc.
filed 2015-02-11
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of February 11, 2015, was 239,008,679 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	December 31, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$163.6	$297.4
Trade receivables, net of allowance of $3.6 and $3.7 as of December 31, 2014 and June 30, 2014, respectively	71.8	59.0
Due from related parties	-	0.1
Prepaid expenses	26.2	25.6
Deferred income taxes, net	160.3	160.4
Other assets	6.2	2.4
Total current assets	428.1	544.9
Property and equipment, net	2,930.6	2,821.4
Intangible assets, net	719.4	709.7
Goodwill	868.7	845.3
Debt issuance costs, net	74.7	89.4
Other assets	42.4	39.7
Total assets	$5,063.9	$5,050.4
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$20.5	$20.5
Accounts payable	31.5	27.0
Accrued liabilities	162.4	162.5
Accrued interest	-	57.1
Capital lease obligations, current	3.2	2.4
Deferred revenue, current	74.2	75.4
Total current liabilities	291.8	344.9
Long-term debt, non-current	2,961.9	3,219.7
Capital lease obligation, non-current	26.4	22.9
Deferred revenue, non-current	548.9	496.9
Stock-based compensation liability	2.0	392.4
Deferred income taxes, net	136.1	134.9
Other long-term liabilities	21.8	22.3
Total liabilities	3,988.9	4,634.0
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.001 par value--50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	—	—
Common Stock, $0.001 par value--850,000,000 shares authorized; Issued and outstanding 239,008,679 shares and 223,000,000 shares as of December 31, 2014 and June 30, 2104, respectively	0.2	0.2
Additional paid-in capital	1,519.7	755.4
Accumulated other comprehensive (loss)/income	(6.6)	14.4
Accumulated deficit	(438.3)	(331.6)
Note receivable from shareholder	-	(22.0)
Total stockholders' equity	1,075.0	416.4
Total liabilities and stockholders' equity	$5,063.9	$5,050.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except share and per share data)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenue	$323.9	$277.0	$644.5	$545.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization)	97.8	86.0	205.1	166.0
Selling, general and administrative expenses	32.1	86.7	188.9	162.8
Depreciation and amortization	96.9	81.7	192.9	162.7
Total operating costs and expenses	226.8	254.4	586.9	491.5
Operating income	97.1	22.6	57.6	53.6
Other expenses
Interest expense	(53.4)	(50.3)	(100.3)	(101.8)
Loss on extinguishment of debt	(30.9)	(1.9)	(30.9)	(1.9)
Foreign currency (loss)/gain on intercompany loans	(13.3)	0.2	(27.9)	0.8
Other (expense)/income, net	(0.1)	0.2	(0.2)	0.3
Total other expenses, net	(97.7)	(51.8)	(159.3)	(102.6)
Loss from operations before income taxes	(0.6)	(29.2)	(101.7)	(49.0)
(Benefit)/provision for income taxes	(4.4)	8.4	5.0	17.7
Income/(loss) from continuing operations	3.8	(37.6)	(106.7)	(66.7)
Earnings from discontinued operations, net of income taxes	—	0.8	—	2.5
Net income/(loss)	$3.8	$(36.8)	$(106.7)	$(64.2)
Weighted-average shares used to compute net income/(loss) per share:
Basic	236,224,561	223,000,000	229,612,280	223,000,000
Diluted	237,208,647	223,000,000	229,612,280	223,000,000
Income/(loss) from continuing operations per share:
Basic	$0.02	$(0.17)	$(0.46)	$(0.30)
Diluted	$0.02	$(0.17)	$(0.46)	$(0.30)
Earnings from discontinued operations per share
Basic and diluted	$—	$0.00	$—	$0.01
Net income/(loss) per share
Basic	$0.02	$(0.17)	$(0.46)	$(0.29)
Diluted	$0.02	$(0.17)	$(0.46)	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in millions)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Net income/(loss)	$3.8	$(36.8)	$(106.7)	$(64.2)
Foreign currency translation adjustments	(8.7)	22.4	(21.0)	13.1
Comprehensive loss	$(4.9)	$(14.4)	$(127.7)	$(51.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2014

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Note receivable from shareholder	Total Stockholders' Equity
Balance at June 30, 2014	223,000,000	$0.2	$755.4	$14.4	$(331.6)	$(22.0)	$416.4
Proceeds from issuance of common stock	16,008,679	—	282.0	—	—	—	282.0
Reclassification of common unit liability to additional paid-in capital	—	—	490.2	—	—	—	490.2
Stock-based compensation	—	—	14.1	—	—	—	14.1
Non-cash settlement of note receivable from Communications Infrastructure Investments, LLC (Note 8)	—	—	(22.0)	—	—	22.0	—
Foreign currency translation adjustment	—	—	—	(21.0)	—	—	(21.0)
Net loss	—	—	—	—	(106.7)	—	(106.7)
Balance at December 31, 2014	239,008,679	$0.2	$1,519.7	$(6.6)	$(438.3)	$—	$1,075.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Six months ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(106.7)	$(64.2)
Earnings from discontinued operations, net of income taxes	—	2.5
Loss from continuing operations	(106.7)	(66.7)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	192.9	162.7
Loss on extinguishment of debt	30.9	1.9
Non-cash interest expense	9.4	10.5
Non-cash loss on investments	0.5	—
Stock-based compensation	117.1	99.9
Amortization of deferred revenue	(34.6)	(26.2)
Additions to deferred revenue	84.1	47.4
Provision for bad debts	0.9	0.8
Foreign currency loss/(gain) on intercompany loans	27.9	(0.8)
Deferred income taxes	(0.7)	15.6
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(5.0)	14.8
Prepaid expenses	0.2	1.7
Accounts payable and accrued liabilities	(67.5)	(16.8)
Other assets and liabilities	(7.5)	(5.4)
Net cash provided by operating activities of continuing operations	241.9	239.4
Cash flows from investing activities
Purchases of property and equipment	(244.8)	(175.0)
Acquisition of Neo Telecoms, net of cash acquired	(73.9)	—
Acquisition of Colo Facilities Atlanta, net of cash acquired	(52.5)	—
Acquisition of FiberLink, LLC, net of cash acquired	—	(43.1)
Acquisition of Access Communications, Inc.	(0.1)	(40.1)
Acquisition of Corelink Data Centers, LLC, net of cash acquired	—	(0.3)
Net cash used in investing activities of continuing operations	(371.3)	(258.5)
Cash flows from financing activities
Proceeds from debt	—	150.0
Proceeds from revolving credit facility	—	45.0
Proceeds from initial public offering	304.2	—
Direct costs associated with initial public offering	(22.2)	—
Distribution to parent	—	(1.2)
Principal payments on long-term debt	(259.7)	(8.5)
Payment of early redemption fees on debt extinguished	(23.8)	—
Principal repayments on capital lease obligations	(1.3)	(5.9)
Payments on revolving credit facility	—	(45.0)
Payment of debt issuance costs	—	(1.7)
Net cash (used in)/provided by financing activities of continuing operations	(2.8)	132.7
Cash flows from continuing operations	(132.2)	113.6
Cash flows from discontinued operations
Operating activities	—	6.4
Investing activities	—	(2.3)
Financing activities	—	(2.5)
Cash flows from discontinued operations	—	1.6
Effect of changes in foreign exchange rates on cash	(1.6)	0.2
Net (decrease)/increase in cash and cash equivalents	(133.8)	115.4
Continuing operations:
Cash and cash equivalents, beginning of year	$297.4	$91.3
Cash flows from continuing operations	(132.2)	113.6
Cash flows from discontinued operations	—	1.6
Effect of changes in foreign exchange rates on cash	(1.6)	0.2
Cash and cash equivalents, end of period	$163.6	$206.7
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest - continuing operations	$144.7	$91.8
Cash paid for interest, net of capitalized interest - discontinued operations	$-	$0.2
Cash paid for income taxes	$10.8	$1.1
Non-cash purchases of equipment through capital leasing	$5.8	$5.1
Increase/(decrease) in accruals for purchases of property and equipment - continuing operations	$5.9	$(16.9)

Refer to Note 2 — Acquisitions for details regarding the Company’s recent acquisitions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in bandwidth infrastructure provision and services. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

●	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.
●	Lit services, including wavelengths, Ethernet, IP, and SONET services.
●	Other services, provided by Zayo Professional Services and Zayo France.

On October 22, 2014, the Company completed an initial public offering (“IPO”) of shares of its common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. Prior to its IPO, Zayo Group Holdings was wholly owned by Communications Infrastructure Investments, LLC ("CII"). The Company’s fiscal year ends June 30 each year.  The fiscal year ended June 30, 2014 is referred to as “Fiscal 2014” and the fiscal year ending June 30, 2015 as “Fiscal 2015.”

Stock Split and Amended and Restated Certificate of Incorporation

On October 9, 2014, the Company’s Board of Directors approved a 223,000-for-one stock split of the Company’s common stock. The stock split became effective upon filing of the amended and restated certificate of incorporation on October 10, 2014. Immediately subsequent to the stock split, 223,000,000 shares of common stock were outstanding. All of the shares outstanding and per share amounts have been retroactively adjusted to reflect the stock split in the accompanying condensed consolidated financial statements.

On October 10, 2014, the Company filed its amended and restated certificate of incorporation to authorize the issuance of additional shares of common and preferred stock, establish related voting and holding rights for these shares, and address certain other matters related to corporate governance.

Initial Public Offering

On October 22, 2014, the Company completed an IPO of 24,079,002 shares of common stock at an offering price of $19 per share. Shares sold in the IPO consisted of 16,008,679 shares sold by the Company and 8,070,323 shares sold by selling stockholders (including CII investors and employees, former employees, and directors and officers of the Company). The shares sold included the exercise of an option by the underwriters to purchase an additional 3,026,371 shares from selling shareholders.  The underwriters’ option to purchase additional shares was exercised on October 20, 2014. Proceeds to the Company after deducting the underwriting discount and other offering expenses totaled approximately $282.0, and net proceeds to selling stockholders, including the exercised underwriter option, totaled approximately $150.2. Proceeds to the Company from the IPO are recorded as an increase in common stock and additional paid-in-capital, net of direct offering costs (including previously capitalized amounts), during the second quarter of Fiscal 2015. The Company’s shares were listed on the New York Stock Exchange (NYSE) on October 17, 2014.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2014 included in the Company’s final prospectus filed with the SEC on October 17, 2014. In the opinion of management, all adjustments considered necessary for fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and six-month periods ended December 31, 2014 are not necessarily indicative of the operating results for any future interim period or the full year.

Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements relate to the Company’s continuing operations and are presented in millions of dollars.

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the six months ended December 31, 2014 or for the three- and six months ended December 31, 2013 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

The effect of 146,001 Part A restricted stock units and 2,210,534 maximum shares that may be issued for Part B restricted stock units outstanding have been included in the computation of diluted income per share for the three months ended December 31, 2014.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for disputed line cost billings, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit and restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

(2) ACQUISITIONS

As of December 31, 2014 and since its formation, the Company has consummated 32 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2015

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015. The purchase consideration of €54.1 (or $73.9), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo, and is subject to certain adjustments post-closing. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Sixth Amendment to the Company’s term loan facility. €8.7 (or $11.9) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

FiberLink, LLC (“FiberLink”)

On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43.1, which was primarily funded with available funds drawn on the Company’s revolving credit facility. The acquisition was considered an asset purchase for tax purposes.

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

Geo Networks Limited (“Geo”)

On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174.3 (or $292.3), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Company’s revolving credit facility. In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113.4 and £69.1 was paid to the shareholders. The acquisition was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of December 31, 2014, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of CoreXchange, Geo, AtlantaNAP and Neo. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions are preliminary and subject to revision pending the final fair value analysis. During the first quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the Access and FiberLink acquisitions consummated in Fiscal 2014.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

The table below reflects the Company's preliminary estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo
Acquisition date	July 1, 2014	July 1, 2014
Cash	$—	$4.2
Other current assets	0.3	13.1
Property and equipment	9.7	42.9
Deferred tax assets, net	0.1	—
Intangibles	30.4	13.4
Goodwill	13.7	25.2
Other assets	—	2.4
Total assets acquired	54.2	101.2
Current liabilities	1.4	10.6
Deferred revenue	0.3	6.3
Capital lease obligations	—	—
Deferred tax liability, net	—	6.2
Total liabilities assumed	1.7	23.1
Net assets acquired	52.5	78.1
Less cash acquired	—	(4.2)
Net consideration paid	$52.5	$73.9

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions:

	Access	FiberLink	CoreXchange	Geo
Acquisition date	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$1.2	$—	$—	$13.7
Other current assets	2.3	0.8	0.6	10.7
Property and equipment	11.5	15.9	3.2	219.5
Deferred tax assets, net	—	7.7	0.2	—
Intangibles	18.0	19.3	11.0	61.2
Goodwill	24.0	19.8	3.6	92.3
Other assets	—	0.1	—	9.8
Total assets acquired	57.0	63.6	18.6	407.2
Current liabilities	1.0	1.3	0.5	18.9
Deferred revenue	5.1	19.2	0.4	44.3
Capital lease obligations	—	—	0.2	—
Deferred tax liability, net	9.6	—	—	38.0
Total liabilities assumed	15.7	20.5	1.1	101.2
Net assets acquired	41.3	43.1	17.5	306.0
Less cash acquired	(1.2)	—	—	(13.7)
Net consideration paid	$40.1	$43.1	$17.5	$292.3

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

In each of the Company’s Fiscal 2014 and Fiscal 2015 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs. The fair value of the acquired customer relationships for each acquisition was determined as follows: Fiscal 2015 acquisitions - AtlantaNAP, $30.4; and Neo, $13.4; Fiscal 2014 acquisitions - Access, $18.0; FiberLink, $19.3; CoreXchange, $11.0; and Geo, $61.2. The Company has not yet finalized the valuation of acquired customer relationships for CoreXchange, Geo, AtlantaNAP and Neo. For Fiscal 2015, the Company estimated the useful life of the acquired customer relationships to be approximately 11 years for AtlantaNAP and 15 years for Neo. For Fiscal 2014, the Company estimated the useful life of the acquired customer relationships to be approximately 20 years for Access, 12 years for Geo, 12 years for CoreXchange, and 18 years for FiberLink.

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

The tax effect of temporary differences that give rise to significant portions of the net deferred tax liabilities are as follows:

Geo
May 16, 2014
Deferred income tax assets:
Net operating loss carry forwards	$2.5
Deferred revenue	4.4
Total deferred income tax assets	6.9
Deferred income tax liabilities:
Property and equipment	(32.7)
Intangible assets	(12.2)
Total deferred income tax liabilities	(44.9)
Net deferred income tax liabilities	$(38.0)

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

Access and FiberLink

During the first quarter of Fiscal 2015, the Company finalized its acquisition accounting for Access and FiberLink and its previously reported allocation of the purchase consideration associated with these acquisitions as a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since June 30, 2014 that related to facts and circumstances that existed at the respective acquisition dates. Related to the Access acquisition, property, plant and equipment increased by $3.1, customer relationship intangible assets increased by $2.0, and deferred tax liabilities increased by $2.0 related to the Company's final valuation of non-working capital acquired assets and the related deferred tax impacts. Related to the FiberLink acquisition, property, plant and equipment increased by $9.9, customer relationship intangible assets increased by $2.1, and deferred tax assets increased by $0.7 related to the Company's final valuation of non-working capital acquired assets and the related deferred tax impacts. The Company has recast the previously reported consolidated balance sheet as of June 30, 2014 in connection with the finalization of acquisition accounting for these acquisitions. The Company did not recast the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Fibergate Holdings, Inc. (“Fibergate”) Settlement

On August 31, 2012, the Company acquired 100% of the equity interest in Fibergate, a privately held corporation, for total consideration of $118.3.  $17.6 of the purchase price was held in escrow pending the expiration of the working capital and indemnification adjustment period. Prior to the expiration of the indemnification adjustment period, the Company filed an indemnification claim against the former owners of Fibergate.  During the three months ended December 31, 2014, the Company and the former owners of Fibergate entered into a settlement agreement and mutual release, which resulted in a refund of $2.5 of the purchase price.  The $2.5 proceeds are included as a reduction to selling, general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended December 31, 2014.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $1.3 and $4.8 during the three and six months ended December 31, 2014, respectively, and $0.2 and $0.8 during the three and six months ended December 31, 2013, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2014 acquisitions of Corelink, Access, FiberLink, CoreXchange, and Geo and Fiscal 2015 acquisitions of the AtlantaNAP and Neo as if the acquisitions occurred on July 1, 2013. The pro forma net income/ (loss) for the periods ended December 31, 2014 and 2013 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2014 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2013.

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenue	$323.9	$303.3	$644.5	$602.3
Net income/(loss)	3.8	(39.2)	(106.7)	(68.4)

The Company is unable to determine the amount of revenue and net income associated with each acquisition recognized in the post-acquisition period as a result of integration activities.

(3) SPIN-OFF OF BUSINESS

On June 13, 2014, the Company completed a spin-off of OVS, a company that provides voice and managed services. Prior to the spin-off, on March 7, 2014, OVS converted from a corporation to a limited liability company. At that time, certain tax attributes were retained by the Company in connection with the conversion, primarily deferred tax assets associated with net operating loss carry forwards totaling $13.7. On the spin-off date, the remaining net assets of OVS were distributed to CII.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Three months ended December 31,	Six months ended December 31,
	2013	2013
Revenue	$19.9	$40.0
Earnings before income taxes	$2.8	$5.9
Income tax expense	(2.0)	(3.4)
Earnings from discontinued operations, net of income taxes	$0.8	$2.5

(4) GOODWILL

The Company’s goodwill balance was $868.7 and $845.3 as of December 31, 2014 and June 30, 2014, respectively. Additions to goodwill during the six months ended December 31, 2014 relate to the acquisitions of AtlantaNAP and Neo (see Note 2 - Acquisitions).

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), and Other (includes Zayo Professional Services ("ZPS") and Zayo France). The following rollforward reflects the allocation of goodwill acquired in the Company’s Fiscal 2014 and 2015 acquisitions to the Company’s reporting units:

	Dark Fiber	Waves	SONET	Ethernet	IP	MIG	zColo	Other	Total
As of June 30, 2014	$269.9	$270.0	$50.3	$96.7	$80.4	$43.7	$19.6	$14.7	$845.3
Additions:
AtlantaNAP	—	—	—	—	—	—	13.7	—	13.7
Neo	—	—	—	—	—	—	—	25.2	25.2
Foreign currency translation	(5.7)	(5.8)	—	(0.1)	(0.2)	—	(0.9)	(2.8)	(15.5)
As of December 31, 2014	$264.2	$264.2	$50.3	$96.6	$80.2	$43.7	$32.4	$37.1	$868.7

During the six months ended December 31, 2014, goodwill decreased by $15.5 due to foreign currency movements impacting goodwill allocated to the U.K. and France operations.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

(5) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of December 31, 2014 and June 30, 2014 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2014
Finite-Lived Intangible Assets
Customer relationships	$822.0	$(125.5)	$696.5
Trade names	0.1	—	0.1
Underlying rights	1.7	(0.1)	1.6
Total	823.8	(125.6)	698.2
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.7	—	17.7
Total	$845.0	$(125.6)	$719.4
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$789.2	$(104.2)	$685.0
Trade names	0.1	—	0.1
Underlying rights	1.8	(0.1)	1.7
Total	791.1	(104.3)	686.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	19.4	—	19.4
Total	$814.0	$(104.3)	$709.7

(6) LONG-TERM DEBT

As of December 31, 2014 and June 30, 2014, long-term debt was as follows:

(dollars in millions)	December 31, 2014	June 30, 2014
Term Loan Facility due 2019	$2,000.5	$2,010.8
8.125% Senior Secured Notes due 2020	675.0	750.0
10.125% Senior Unsecured Notes due 2020	325.6	500.0
Total debt obligations	3,001.1	3,260.8
Unamortized discount on Term Loan Facility due 2019	(18.7)	(20.6)
Carrying value of debt	2,982.4	3,240.2
Less current portion	(20.5)	(20.5)
Long-term debt, less current portion	$2,961.9	$3,219.7

On July 2, 2012, ZGL and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”) and $500.0 aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Existing Notes”). On July 2, 2012, ZGL also entered into a $250.0 senior secured revolving credit facility (the “Revolver”) and a senior secured term loan facility (the “Term Loan Facility”), both of which have been subsequently amended (the “Credit Agreement”). The Term Loan Facility was issued at a discount of $30.0 and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the amended Term Loan Facility require the Company to make quarterly principal payments of $5.1 plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the six months ended December 31, 2014 and 2013, respectively).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

On November 26, 2013, ZGL and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, the Term Loan Facility was increased by $150.0 to $1,749.8, and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on the Company’s current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, the Company recognized an expense during the second quarter of Fiscal 2014 of $1.9 associated with debt extinguishment costs, including cash expense of $1.0 related to third party costs and non-cash expense of $0.9 associated with the write-off of the Company’s unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1.5 in debt issuance costs in the second quarter of Fiscal 2014.

On May 16, 2014, ZGL and Zayo Capital entered into the Sixth Amendment to the Credit Agreement, which increased the Term Loan Facility by $275.0 to $2,015.9. The $275.0 add-on was priced at 99.5%, and the Company incurred debt issuance costs of $3.2. No other terms of the Credit Agreement were amended.

On December 15, 2014 (the “Redemption Date”), the Company redeemed $75.0 of its outstanding 8.125% Senior Secured Notes at a price of 108.125% of the principal amount and $174.4 of its outstanding 10.125% Senior Unsecured Notes at a price of 110.125% (collectively, the “Note Redemption”). As part of the Note Redemption, the Company recorded an early redemption call premium of $23.8. The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the three and six months ended December 31, 2014.

The Term Loan Facility bears interest at LIBOR plus 3.0%, with a minimum LIBOR rate of 1.0%. The Revolver bears interest at LIBOR plus 2.75% (based on the Company’s current leverage ratio). Interest rates on the Term Loan Facility and Revolver as of December 31, 2014 were 4.0% and 3.0%, respectively. Interest rates on the Term Loan Facility and Revolver as of June 30, 2014 were 4.0% and 3.0%, respectively.

As of December 31, 2014, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.6 as of December 31, 2014, leaving $241.4 available under the Revolver as of December 31, 2014. The Revolver is subject to a commitment fee of 0.5% of the weighted-average unused capacity and outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio. The Revolver has a maturity date of July 2017.

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

ZGL was in compliance with all covenants associated with its debt agreements as of December 31, 2014.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Debt issuance costs

In connection with the Existing Notes offering, Revolver and Term Loan Facility and the subsequent amendments thereto, the Company incurred debt issuance costs of $105.5 (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

In connection with the Note Redemption, net unamortized debt issuance costs of $7.1 were recorded as part of the loss on extinguishment of debt during the three and six months ended December 31, 2014.

The balance of debt issuance costs as of December 31, 2014 and June 30, 2014 was $74.7 and $89.4, net of accumulated amortization of $30.8 and $25.4, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives. Interest expense associated with the amortization of debt issuance costs was $3.8 and $7.5 during the three and six months ended December 31, 2014, respectively and $3.4 and $6.8 during the three and six months ended December 31, 2013, respectively.

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

Changes in the fair value of interest rate swaps are recorded as an increase or decrease in interest expense in the consolidated statements of operations for the applicable period. During the three and six months ended December 31, 2014, respectively, $1.5 and ($0.5) was recorded as an increase/(decrease) in interest expense for the change in the fair value of the interest rate swaps.  During the three and six months ended December 31, 2013, respectively, $(0.4) and $1.9 was recorded as an increase/(decrease) in interest expense for the change in the fair value of the interest rate swaps. The fair value of the interest rate swaps of $1.5 and $2.0 is included in “Other long term liabilities” in the Company’s consolidated balance sheet as of December 31, 2014 and June 30, 2014, respectively.

During the three and six months ended December 31, 2014, the Company made payments of $0.8 and $1.6, respectively, on the interest rate swaps.  During the three and six months ended December 31, 2013, the Company made payments of $0.8 and $1.6, respectively, on the interest rate swaps.

(7) INCOME TAXES

The Company’s provision/(benefit) for income taxes from continuing operations is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Current income taxes
Federal	$1.6	$—	$3.1	$—
State	0.9	1.3	1.8	2.1
Foreign	—	—	0.8	-
Total	2.5	1.3	5.7	2.1

Deferred income taxes
Federal	(5.3)	6.1	1.0	13.0
State	(1.4)	(0.5)	(1.2)	(0.3)
Foreign	(0.2)	1.5	(0.5)	2.9
Total	(6.9)	7.1	(0.7)	15.6
Total (benefit)/provision for income taxes	$(4.4)	$8.4	$5.0	$17.7

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

The United States and foreign components of income/(loss) from continuing operations before income taxes for the three and six months ended December 31, 2014 and 2013 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
United States	$0.1	$(32.1)	$(92.5)	$(56.4)
Foreign	(0.7)	2.9	(9.2)	7.4
Total	$(0.6)	$(29.2)	$(101.7)	$(49.0)

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

Reconciliations of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six-month periods ended December 31, 2014 and 2013 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Expected benefit at statutory rate	$(0.3)	$(10.1)	$(35.6)	$(17.0)
Increase due to:
Non-deductible stock-based compensation	(5.1)	22.5	42.1	39.5
State income taxes (benefit)/provision, net of federal benefit	—	(1.6)	(4.5)	(2.8)
Transaction costs not deductible for tax purposes	0.1	(0.1)	0.4	0.1
Foreign tax rate differential	(0.3)	(0.4)	0.8	(1.0)
Release of accrual for uncertain tax position	—	(2.6)	—	(2.6)
Other, net	1.2	0.7	1.8	1.5
(Benefit)/provision for income taxes	$(4.4)	$8.4	$5.0	$17.7

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

(8) EQUITY

Prior to October 16, 2014, the Company was a wholly owned subsidiary of CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Prior to October 16, 2014, the Company was controlled by the CII board of managers, which was in turn controlled by the members of CII in

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

accordance with the rights specified in CII’s operating agreement. At formation, 1,000 shares of common stock, par value $0.001, were issued to CII by the Company. On October 9, 2014, the Company’s Board of Directors authorized a 223,000-for-one split of the Company’s common stock that was effective upon the filing of the Company’s amended and restated certificate of incorporation on October 10, 2014. Subsequent to the stock split and prior to the Company’s IPO, 223,000,000 shares of common stock with a par value of $0.001 were outstanding and are retroactively reflected in the Company’s condensed consolidated financial statements and notes thereto.

As part of the Company’s IPO in October 2014, the Company sold 16,008,679 shares of its common stock at a price of $19 per share, for $304.2 in gross proceeds.  The Company incurred costs directly associated with the IPO of $22.2.  Proceeds from the IPO (net of issuance costs) of $282.0 are reflected on the Company’s condensed consolidated statement of stockholders’ equity during the six months ended December 31, 2014. Following the IPO, the Company has 239,008,679 shares of its common stock outstanding.

During the six months ended December 31, 2014, there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of the previously recorded stock-based compensation liability to additional paid-in capital (see Note 9 – Stock-Based Compensation).

On October 16, 2014, the Company entered into an agreement with CII which relieved CII of its obligation to repay the Company an outstanding intercompany note receivable balance of $22.0. The cancelation of the intercompany note receivable with CII is reflected on the condensed consolidated statement of stockholders’ equity during the six months ended December 31, 2014 as an increase to additional paid-in-capital of $22.0 and an offsetting decrease to the note receivable from shareholder.

(9) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Included in:
Operating costs	$0.9	$4.3	$15.4	$8.0
Selling, general and administrative expenses	(6.9)	52.7	101.7	91.9
	$(6.0)	$57.0	$117.1	$99.9

CII Common units	$(13.4)	$56.9	$109.6	$99.6
CII Preferred units	0.1	0.1	0.2	0.3
Part A restricted stock units	2.6	—	2.6	—
Part B restricted stock units	4.7	—	4.7	—
Total stock-based compensation expense	$(6.0)	$57.0	$117.1	$99.9

As of December 31, 2014, there were 146,001 Part A RSUs outstanding and 575,660 Part B target RSUs outstanding

CII Common Units

Prior to the Company’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Company’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 on the modification date and

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

this amount is reflected in the Company’s condensed consolidated statement of stockholders’ equity as an increase to additional-paid-in-capital during the six months ended December 31, 2014.   The unrecognized compensation associated with unvested CII common units was $124.1, which will be recognized ratably over the remaining vesting period of the Company’s outstanding common units through May 15, 2017.

On October 9, 2014, the Company and CII’s board of managers approved a non-liquidating distribution by CII of shares of the Company's common stock held by CII to holders of CII vested common units. Employees and independent directors of the Company with vested CII common units received shares of the Company’s common stock equal in value to the underlying value of their vested CII common units. The total number of shares of the Company’s common stock that were distributed to CII common unit holders in connection with this non-liquidating distribution was 20,460,047 shares.

Employees with unvested CII common units will continue to receive monthly distributions from CII of the Company’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,392,071 shares of the Company’s common stock associated with unvested CII common units that will be distributed. In addition, CII may be required to distribute additional shares of the Company’s common stock to CII common unit holders on a quarterly basis through June 30, 2016 based on the Company’s stock price performance, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is the Company’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of the Company’s common stock that will be distributed to existing CII preferred or common unit holders is 10,294,867 shares.

The valuation of the CII common units as of the IPO date was determined based on a Monte Carlo simulation.  The Monte Carlo valuation analysis attempts to approximate the probability of certain outcomes by running multiple trial runs, called simulations, using random variables to generate potential future stock prices. This valuation technique was used to estimate the fair value associated with future distributions of common stock to CII common unit holders. The Monte Carlo simulation first projects the number of shares to be distributed by CII to the common unit holders at each subsequent measurement date based on stock price projections under each simulation. Shares attributable to unvested CII common units are subject to the existing vesting provisions of the CII common unit awards.  The estimated future value of shares scheduled to be distributed by CII based on vesting provisions are calculated under each independent simulation. The present value of the number of shares of common stock to be distributed to common unit holders under each simulation is then computed, and the average of each simulation is the fair value of the Company’s common shares to be distributed by CII to the common unit holders. This value was then adjusted for prior non-liquidating distributions made by the Company to derive a value for CII common units by class and on per unit basis. These values were used to calculate the fair value of outstanding CII common units as of the IPO date. Various inputs and assumptions were utilized in the valuation method, including forfeiture behavior, vesting provisions, holding restrictions, peer companies’ historical volatility, and an appropriate risk-free rate.

CII Preferred Units

CII has issued preferred units of CII to certain of the Company’s executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the award as an equity award. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company’s additional paid-in capital of $0.1 and $0.2 for the three and six months ended December 31, 2014 and $0.1 and $0.3 for the three and six months ended December 31, 2013, respectively, including compensation recorded for preferred units granted in earlier periods.

Also in connection with the non-liquidating distribution by CII approved on October 9, 2014, the Company’s CEO and independent directors with vested CII preferred units received shares of the Company’s common stock equal to the underlying value of their vested CII preferred units. 256,265 shares of the Company’s common stock were distributed to the Company’s CEO and independent directors equal in value to their vested CII preferred units.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

Performance Incentive Compensation Plan (“PCIP”)

During October 2014, the Company adopted the 2014 Performance Compensation Incentive Plan (“PCIP”).  The PCIP includes incentive cash compensation (ICC) and equity (in the form of restricted stock units or “RSUs”).  Grants under the PCIP RSU plans are made quarterly for all participants. The PCIP was effective on October 16, 2014 and will remain in effect for a period of 10 years (or through October 16, 2024) unless it is earlier terminated by the Company’s Board of Directors.

The PCIP has two components: Part A and Part B.

Part A

Under Part A of the PCIP, all full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have a RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee subsequent to the end of the respective performance period taking into account the Company’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of the Company’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest assuming continuous employment fifteen months subsequent to the end of the performance period. Upon vesting, the RSUs convert to an equal number of shares of the Company’s common stock.

During the quarter ended December 31, 2014, the Company recognized $2.0 of compensation expense associated with the vested portion of the Part A awards. The December 31, 2014 quarterly award is recorded as a liability as of December 31, 2014, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the quarter ending March 31, 2015. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSU’s will be expensed ratably through the vesting date of March 31, 2016. At December 31, 2014, the remaining unrecognized compensation cost to be expensed over the remaining vesting period is $10.2.

On September 17, 2014, the Company’s Compensation Committee approved a one-time grant of Part A RSUs in an amount equal to $2.8, or 144,737 RSUs, to Dan Caruso, the Company’s Chief Executive Officer. In connection with the grant, Mr. Caruso’s annual salary was reduced to seventeen thousand five hundred dollars from $0.4. The grant was made on November 5, 2014, and the RSUs vest in full on December 31, 2015. During the quarter ended December 31, 2014, the Company recognized $0.4 of stock-based compensation expense associated with this Part A RSU grant, with a corresponding adjustment to additional paid-in-capital as the award is equity classified. The remaining unrecognized compensation cost associated with this Part A RSU grant is $2.4.

Part B

Under Part B of the PCIP, participants, who include members of the Company’s senior management team, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on the Company’s stock price performance over a four fiscal quarter measurement period and vest, assuming continuous employment at the end of the measurement period. The existence of a vesting provision that is associated with the performance of the Company’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs convert to an equal number of shares of the Company’s common stock.

During the quarter ended December 31, 2014, the Company granted 575,660 Part B RSUs.  Depending on the Company’s stock price performance, employees who received Part B RSUs in the quarter ended December 31, 2014 are eligible to earn up to 2,210,534 shares of the Company’s stock.  The grant date fair value of the awards was $36.3, which is being expensed over the performance period through September 30, 2015. The Company recognized stock-based compensation expense of $4.7 million for Part B RSU grants for the three and six months ended December 31, 2014.

The grant date fair value was estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with this Part B RSU grant is $31.9 at December 31, 2014.  Assuming the measurement date was the end of the current reporting period - December 31, 2014, the Company would be obligated to issue 2,210,534 common shares for outstanding Part B RSU grants upon vesting.

(10) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at December 31, 2014 and June 30, 2014 due to the short maturity of these instruments.

The carrying value of the Company’s note obligations reflects the original amounts borrowed and was $1,000.6 and $1,250.0 as of December 31, 2014 and June 30, 2014, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s notes as of December 31, 2014 and June 30, 2014 was estimated to be $1,083.1 and $1,294.8, respectively. The Company’s fair value estimates associated with its note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s term loan obligations reflects the original amounts borrowed, net of the unamortized discount and was $1,981.8 and $1,990.2 as of December 31, 2014 and June 30, 2014, respectively. The Company’s term loan accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 3.00%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the amended Term Loan Facility was entered into on May 16, 2014, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $20.0 before considering the offsetting effects of the Company’s interest rate swaps.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $1.5 and ($0.5) were recorded as an increase/(decrease) to interest expense during the three and six months ended December 31, 2014 and $(0.4) and $1.9 for the three and six months ended December 31, 2013, respectively. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of the interest rate swaps by approximately $14.0.

The Company records its stock-based compensation liability at its estimated fair value. Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	December 31, 2014	June 30, 2014
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$1.5	$2.0
Stock-based compensation liability	Level 3	$2.0	$392.4

(11) COMMITMENTS AND CONTINGENCIES

Purchase Commitments

At December 31, 2014, the Company was contractually committed for $128.9 of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

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

The following table represents the revenue and expense transactions we recorded with OVS for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues	$1.7	$1.7	$3.4	$3.4
Operating costs	$(0.4)	$(0.4)	$(0.7)	$(0.8)

Prior to the June 13, 2014 spin-off date of OVS, the revenue and operating costs above were eliminated in consolidation.  Subsequent to June 13, 2014, transactions with OVS are included in the Company’s condensed consolidated statements of operations.

As of December 31, 2014 and June 30, 2014, the Company had a balance due from OVS in the amount of nil and $0.1, respectively.

During the quarter ended December 31, 2013, the Board of CII authorized a non-liquidating distribution to certain common unit holders of up to $10.0, and the Company advanced $10.0 to CII, evidenced by an intercompany note receivable. During the quarter ended March 31, 2014, the board of managers of CII authorized and paid a non-liquidating distribution to the Company’s CEO of $3.0 and amended the intercompany note receivable with CII for the incremental distribution. During the quarter ended June 30, 2014, the board of managers of CII authorized and redeemed for cash the vested common units held by a member of management for $9.1 in full and final settlement of his outstanding common unit grants and further amended the intercompany note receivable with CII for the incremental distribution. The amount due to the Company from CII of $22.0 was reflected as a reduction of stockholder’s equity as of June 30, 2014.  As discussed in Note 8 – Equity, the Company and CII entered into an agreement which relieved CII of its obligation to repay the outstanding intercompany note receivable balance. As of December 31, 2014, the Company does not have an outstanding receivable balance from CII.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel. Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company’s Nominating and Governance Committee. During the three and six months ended December 31, 2014, the Company reimbursed Mr. Caruso $0.2 and $0.6, respectively, for his business use of the aircraft.

(13) SEGMENT REPORTING

An operating segment is a component of an entity that has all of the following characteristics:

•	It engages in business activities from which it may earn revenues and incur expenses.
•	Its operating results are regularly reviewed by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.
•	Its discrete financial information is available.

The Company’s chief operating decision maker is its Chief Executive Officer.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

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

The Company’s individual strategic product groups (“SPGs”) are organized into three reportable segments based on the similarities of business activities: Physical Infrastructure, Lit Services and Other. The Physical Infrastructure reporting segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and Zayo Colocation (“zColo”). The Lit Services reporting segment is comprised of the following SPGs: Wavelengths, Ethernet, IP and SONET. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure, Lit Services and Other reportable segments. The segment managers for each of the Physical Infrastructure, Lit Services and Other reportable segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

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

Other. The Other segment is primarily comprised of ZPS and Zayo France. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). Zayo France provides services using the Company's Paris and regional fiber network and nine colocation centers across France.

Revenues for all of the Company’s products are included in one of the Company’s three reportable segments. The results of operations for each reportable segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes. The following tables summarize financial information of each of the segments:

Segment Adjusted EBITDA

Segment Adjusted EBITDA is the primary measure used by the Company’s CODM to evaluate segment operating performance.

The Company defines Segment Adjusted EBITDA as earnings from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains (losses) on an intercompany loan, and non-cash income (loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

Segment Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation from, or as a substitute for, analysis of the Company’s results from operations and operating cash flows as reported under GAAP. For example, Segment Adjusted EBITDA:

•	does not reflect capital expenditures, or future requirements for capital and major maintenance expenditures or contractual commitments;
•	does not reflect changes in, or cash requirements for, working capital needs;
•	does not reflect the significant interest expense, or the cash requirements necessary to service the interest payments, on the Company’s debt; and
•	does not reflect cash required to pay income taxes.

The Company’s computation of Segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same fashion.

	As of and for the three months ended December 31, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$152.7	$157.4	$13.8	$—	$323.9
Segment Adjusted EBITDA	$102.1	$84.2	$3.4	$—	$189.7
Total assets	$2,878.5	$1,781.8	$123.1	$280.5	$5,063.9
Capital expenditures	$76.6	$52.5	$0.4	$—	$129.5

	As of and for the six months ended December 31, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$302.4	$313.5	$28.6	$—	$644.5
Segment Adjusted EBITDA	$199.4	$166.4	$6.9	$—	$372.7
Capital expenditures	$144.6	$98.5	$1.7	$—	$244.8

	As of and for the three months ended December 31, 2013
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$120.9	$151.3	$6.5	$(1.7)	$277.0
Segment Adjusted EBITDA	$80.2	$81.1	$1.8	$(1.4)	$161.7
Capital expenditures	$46.7	$41.6	$—	$—	$88.3

	As of and for the six months ended December 31, 2013
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Revenue from external customers	$234.5	$300.7	$13.3	$(3.4)	$545.1
Segment Adjusted EBITDA	$154.5	$161.9	$3.6	$(2.7)	$317.3
Capital expenditures	$91.9	$83.1	$—	$—	$175.0

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

	As of June 30, 2014
	Physical Infrastructure	Lit Services	Other	Corp/ elimination	Total
Total assets	$2,851.8	$1,739.1	$43.1	$416.4	$5,050.4

Reconciliation from Segment Adjusted EBITDA to net earnings/(loss) from continuing operations

	Three months ended December 31,
	2014	2013
Segment Adjusted EBITDA	$189.7	$161.7
Interest expense	(53.4)	(50.3)
Benefit/(provision) for income taxes	4.4	(8.4)
Depreciation and amortization expense	(96.9)	(81.7)
Transaction costs	(1.3)	(0.2)
Stock-based compensation	6.0	(57.0)
Loss on extinguishment of debt	(30.9)	(1.9)
Foreign currency loss on intercompany loans	(13.3)	0.2
Non-cash loss on investments	(0.5)	—
Net earnings/(loss) from continuing operations	$3.8	$(37.6)

	Six months ended December 31,
	2014	2013
Segment Adjusted EBITDA	$372.7	$317.3
Interest expense	(100.3)	(101.8)
Provision for income taxes	(5.0)	(17.7)
Depreciation and amortization expense	(192.9)	(162.7)
Transaction costs	(4.8)	(0.8)
Stock-based compensation	(117.1)	(99.9)
Loss on extinguishment of debt	(30.9)	(1.9)
Foreign currency loss on intercompany loans	(27.9)	0.8
Non-cash loss on investments	(0.5)	—
Net loss from continuing operations	$(106.7)	$(66.7)

(14) SUBSEQUENT EVENTS

Recently Closed and Pending Acquisitions

Acquisition of IdeaTek

On December 3, 2014, the Company entered into a stock purchase agreement with the shareholders of IdeaTek Systems, Inc. ("IdeaTek").  The acquisition of IdeaTek closed on January 1, 2015. Upon the close of the IdeaTek acquisition, the Company acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $52.0 and was paid with cash on hand.

The IdeaTek acquisition added 1,800 route miles to the Company’s network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

Pending Acquisition of Latisys

On January 13, 2015, the Company entered into an acquisition agreement to acquire the operating units of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $675.0. The Latisys acquisition will be

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except share and per share data)

funded with the proceeds of our Notes Offering (as defined below) and is expected to close in the quarter ending March 31, 2015, subject to customary closing conditions.

The Latisys acquisition will add colocation and IaaS services through eight datacenters across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired datacenters currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

Senior Unsecured Notes Offering

On January 23, 2015,  ZGL and Zayo Capital (the “Issuers”) completed a private offering (the “Notes Offering”) exempt from registration under the Securities Act of 1933, as amended, of $700.0 aggregate principal amount of 6.00% senior unsecured notes due 2023 (the “Notes”). The net proceeds from the Notes Offering will be used to fund the purchase price to be paid in connection with the Company’s pending acquisition of the operating units of Latisys.  Any excess net proceeds will be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, working capital and/or capital expenditures.

The Notes were issued under an indenture (the “Indenture”) among the Issuers, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee.  Interest on the Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2015.  The Notes will mature on April 1, 2023.  At any time on or after April 1, 2018, the Notes may be redeemed, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued interest.  Before April 1, 2018, the Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued interest and a “make-whole” premium.  In addition, before April 1, 2018,  up to 40% of the Notes may be redeemed at a redemption price equal to 106.00% of their principal amount, plus accrued interest, using the proceeds of certain equity offerings.  In the event the Latisys Acquisition Agreement is terminated or the Latisys acquisition is not consummated on or prior to May 4, 2015, the Notes will be required to be redeemed pursuant to a special mandatory redemption at a redemption price equal to the offering price of the Notes, plus accrued and unpaid interest to, but not including, the redemption date.

The Indenture contains covenants that, among other things, restrict the ability of the Issuers and their restricted subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the Issuers’ restricted subsidiaries to pay dividends or make other payments to the Issuers, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

The Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Issuers’ current and future domestic restricted subsidiaries and any other restricted subsidiaries of the Issuers that guarantee any indebtedness of the Issuers or any guarantor.

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

Overview

We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of December 31, 2014, we had $5.2 billion in revenue under contract with a weighted average remaining contract term of approximately 45 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.

On October 22, 2014, we completed an initial public offering (“IPO”) of shares of our common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. Prior to the IPO, we were wholly owned by Communications Infrastructure Investments, LLC ("CII").  Our primary operating subsidiary is Zayo Group, LLC, a Delaware limited liability company (“ZGL”), and we are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of December 31, 2014, we have three reportable segments as described below:

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

Other.    We also have an Other segment, which is primarily comprised of Zayo Professional Services (“ZPS”) and Zayo France. ZPS is our professional services business that provides network management and technical resources to our customers. Zayo France provides services using our Paris and regional fiber networks and nine colocation centers located across France.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have acquired a significant portion of our network and service offerings through 33 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Significant Acquisitions

AboveNet, Inc. (“AboveNet”)

On July 2, 2012, we acquired 100% of the outstanding capital stock of AboveNet, a public company listed on the New York Stock Exchange, for total consideration of approximately $2,210.0 million in cash, net of $141.6 million of cash acquired. At the closing, each outstanding share of AboveNet common stock was converted into the right to receive $84 in cash.

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

Fiscal 2015 Acquisitions

On July 1, 2014, we acquired a 96% equity interest in Neo Telecoms (“Neo”), a Paris-based bandwidth infrastructure company, for  purchase consideration of €54.1 million ($73.9 million, net of cash acquired, based on the foreign currency exchange rate on that date). The purchase consideration was funded with cash on hand available from the proceeds of the Sixth Amendment to our term loan facility. The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France will be integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

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

Recently Closed and Pending Acquisitions

Acquisition of IdeaTek

On December 3, 2014, we entered into a stock purchase agreement with the shareholders of IdeaTek Systems, Inc. ("IdeaTek").  The acquisition of IdeaTek closed on January 1, 2015. Upon the close of the IdeaTek acquisition, we acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $52.0 million and was paid with cash on hand.

The IdeaTek acquisition added 1,800 route miles to our network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

Pending Acquisition of Latisys

On January 13, 2015, we entered into an acquisition agreement to acquire the operating units of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $675.0 million. The Latisys acquisition will be funded with the proceeds of our Notes Offering (as defined below) and is expected to close in the quarter ending March 31, 2015, subject to customary closing conditions.

The Latisys acquisition will add colocation and IaaS services through eight datacenters across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired datacenters currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

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

Substantial Capital Expenditures

During the six months ended December 31, 2014 and 2013, we invested $244.8 million and $175.0 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

On December 15, 2014, we redeemed $75.0 million of our outstanding 8.125% Senior Secured Notes at a price of 108.125% of the principal amount and $174.4 million of our outstanding 10.125% Senior Unsecured Notes at a price of 110.125% (collectively, the “Note Redemption”). As part of the Note Redemption, we paid an early redemption call premium of $23.8 million. The call premium has been recorded as a loss on extinguishment of debt on our consolidated statements of operations for the three and six months ended December 31, 2014.  In connection with the Note Redemption, net unamortized debt issuance costs of $7.1 million were recorded as part of the loss on extinguishment of debt during the three and six months ended December 31, 2014.

On January 23, 2015, ZGL and Zayo Capital (together, the “Issuers”) completed a private offering (the “Notes Offering”) exempt from registration under the Securities Act of 1933, as amended, of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2023 (the “Notes”). The net proceeds from the Notes Offering will be used to fund the purchase price to be paid in connection with our pending acquisition of the operating units of Latisys.  Any excess net proceeds will be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, working capital and capital expenditures.

The Notes were issued under an indenture (the “Indenture”) among the Issuers, the guarantors party thereto, and The Bank of New York Mellon Trust Company N.A., as trustee.  Interest on the Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2015.  The Notes will mature on April 1, 2023.  At any time on or after April 1, 2018, the Notes may be redeemed, in whole or in part, at the applicable redemption prices set forth in the Indenture, plus accrued interest.  Before April 1, 2018, the Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued interest and a “make-whole” premium.  In addition, before April 1, 2018, up to 40% of the Notes may be redeemed at a redemption price equal to 106.00% of their principal amount, plus accrued interest, using the proceeds of certain equity offerings.  In the event the Latisys Acquisition Agreement is terminated or the Latisys acquisition is not consummated on or prior to May 4, 2015, the Notes will be required to be redeemed pursuant to a special mandatory redemption at a redemption price equal to the offering price of the Notes, plus accrued and unpaid interest to, but not including, the redemption date.

The Indenture contains covenants that, among other things, restricts the Issuers’ ability to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the Issuers’ restricted subsidiaries to pay dividends or make other payments to the Issuers, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

The Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Issuers’ current and future domestic restricted subsidiaries and any other restricted subsidiaries of the Issuers that guarantee any of their indebtedness.

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

Net New Sales.   Net new sales (“Bookings”) represent the dollar amount of orders, to be recorded as MRR and MAR upon installation, in a period that have been signed by the customer and accepted by our service delivery organization. The dollar value of bookings is equal to the monthly recurring price that the customer will pay for the services and/or the monthly amortized amount of the revenue that we will recognize for those services. To the extent a booking is cancelled by the customer prior to it being installed, it is subtracted from the total bookings number in the period that it is cancelled. Bookings do not immediately impact revenue until they are installed (gross installed revenue).

Gross Installed Revenue.   Installs are the amount of MRR and MAR for services that have been installed, tested, accepted by the customer, and have been recognized in revenue during a given period.   Installs include new services, price increases, and upgrades.

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

We have foreign subsidiaries that enter into contracts with customers and venders in currencies other than the United States Dollar (“USD”) – principally the Great British Pound (“GBP”) and to a lesser extent the Euro. Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

Operating Costs

Our operating costs and expenses consist of network expense (“Netex”), compensation and benefits, network operations expense (“Netops”), stock-based compensation expense, other expenses, and depreciation and amortization.

Netex consists of third-party network service costs resulting from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which our colocation business operates, along with the utility costs to power those facilities. While increases in demand for our services will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional circuits or services from third-party providers. Third-party network service costs include the upfront cost of the initial installation of such circuits. Such costs are included in operating costs in our consolidated statements of operations over the respective service period.

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

Prior to our IPO during the second quarter of Fiscal 2015, our stock-based compensation expense contained two components, CII common unit awards classified as liabilities and, to a lesser extent, CII preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognized an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and recorded a liability in respect of those amounts. Following the IPO, our stock-based compensation expense contains three components: previously granted CII common unit awards, CII preferred unit awards and restricted stock unit awards made under our new compensation program. For previously granted CII common unit awards, following the IPO, we amortize the offering date fair value of those units (including unvested units) over the vesting period based on expected settlement behavior with a corresponding adjustment to equity, as the awards no longer have cash settlement features. For previously granted CII preferred units, we use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. We recognize stock-based compensation expense for restricted stock unit awards granted to employees, members of management, and directors based on their estimated grant date fair value on a straight line basis over the requisite service period, as adjusted for an estimate of forfeitures. These restricted stock unit awards are primarily equity classified, except certain awards that have not yet been granted to employees. Following our IPO, subsequent changes in the fair value of the CII preferred and common units and restricted stock unit awards granted generally do not affect the amount of expense we recognize.

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

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Revenue

	For the Three Months Ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$152.7	$120.9	$31.8	26%
Lit Services	157.4	151.3	6.1	4%
Other	13.8	6.5	7.3	112%
Eliminations	—	(1.7)	1.7	100%
Consolidated	$323.9	$277.0	$46.9	17%

Our total revenue increased by $46.9 million, or 17%, from $277.0 million for the three months ended December 31, 2013 to $323.9 million for the three months ended December 31, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings decreased period over period from $5.7 million to $5.2 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended December 31, 2014, was approximately $227 million.

•

Since December 31, 2013, we have recognized net installs of approximately $6.4 million in combined MRR and MAR. During the three months ended December 31, 2014, the Company recognized net installs of $1.8 million as compared to $1.1 million during the three months ended December 31, 2013.

•	Monthly churn percentage decreased between the two periods from 1.4% to 1.2%;

We estimate that the period-over-period acquisition-related revenue growth was approximately 10%. Multiple Fiscal 2014 and Fiscal 2015 acquisitions impacted revenue growth between the two periods. The five Fiscal 2014 acquisitions (Corelink Data Centers, LLC (“Corelink”), Access Communications, Inc. (“Access”), FiberLink, LLC, (“FiberLink”), CoreXchange, Inc. (“CoreXchange”), and Geo) were completed at various times throughout the year. The Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014, and were therefore not fully included in our results of operations for the quarter ended December 31, 2013. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014. The Fiscal 2015 acquisitions (Neo and AtlantaNAP) are fully included in our results of operations for the quarter ended December 31, 2014, as these acquisitions closed on July 1, 2014. Neo is a European-based dark fiber and colocation services provider and AtlantaNAP is a colocation-only provider.

The average exchange rate between the USD and GBP during the three months ended December 31, 2014 and 2013 strengthened by 2.2%.  Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the three months ended December 31, 2014 and December 31, 2013 by an additional $0.3 million for a total period-over-period increase of $47.2 million.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $31.8 million, or 26%, from $120.9 million to $152.7 million for the three months ended December 31, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Physical Infrastructure segment was approximately 13% between the two comparative periods. Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the quarter ended December 31, 2014 were $1.9 million (with a total contract value of approximately $117 million), a decrease from the $3.0 million in bookings for the same period in the prior year. Gross installs were $2.3 million for the second quarter of Fiscal 2015, compared to $2.0 million for the same period in the prior year. The monthly churn percentage decreased between the two periods from 0.8% to 0.7%. All of the Fiscal 2014 and Fiscal 2015 acquisitions impacted the Physical Infrastructure segment revenues as Access and FiberLink (dark fiber only) and Corelink, CoreXchange, AtlantaNAP (colocation only) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).

Lit Services.   Revenue from our Lit Services segment increased by $6.1 million, or 4%, from $151.3 million to $157.4 million for the three months ended December 31, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Lit Services segment was approximately 3%. Growth was strongest in the segment’s Ethernet and IP SPGs, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR increased from $2.7 million to $3.1 million between the two comparative periods, with a total contract value of approximately $104 million for the quarter ended December 31, 2014. Gross installs were $3.0 million for the quarter ended December 31, 2014, compared to $2.7 million for the same period in the prior year. The monthly churn percentage decreased slightly from 1.7% to 1.6%, resulting in total churn processed of $2.5 million compared to $2.6 million in the same period in the prior year.

Other.   Revenue from our Other segment increased by $7.3 million, or 112%, from $6.5 million to $13.8 million for the three months ended December 31, 2013 and 2014, respectively. The increase was primarily due to our acquisition of Neo.  The Other segment represented approximately 4% of our total revenue during the three months ended December 31, 2014.

The following table reflects the stratification of our revenues during the three months ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014		2013
	(in millions)
Monthly recurring revenue	$292.0	90%	$254.7	92%
Monthly amortized revenue	17.3	5%	13.6	5%
Other revenue	14.6	5%	8.7	3%
Total revenue	$323.9	100%	$277.0	100%

Operating Costs and Expenses

	Three Months Ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses
Physical Infrastructure	$107.5	$118.8	$(11.3)	(10%)
Lit Services	104.2	130.5	(26.3)	(20%)
Other	15.1	5.1	10.0	196%
Consolidated	$226.8	$254.4	$(27.6)	(11%)

Physical Infrastructure.   Our Physical Infrastructure operating costs decreased by $11.3 million, or 10%, from $118.8 million to $107.5 million for the three months ended December 31, 2013 and 2014, respectively. The decrease in operating costs and expenses was primarily a result of a decrease in our stock-based compensation expense offset by additional expenses associated with our acquisitions of Access, FiberLink, CoreXchange, Geo, and AtlantaNAP in Fiscal 2014 and Fiscal 2015.

Lit Services.   Our Lit Services operating costs decreased by $26.3 million, or 20%, from $130.5 million to $104.2 million for the three months ended December 31, 2013 and 2014, respectively. The decrease in operating costs and expenses was primarily a result of a decrease in our stock-based compensation expense offset by additional expenses associated with our acquisitions of Access, FiberLink and Geo in Fiscal 2014 and Fiscal 2015.

Other.   Other operating costs and expenses increased by $10.0 million, or 196%, from $5.1 million to $15.1 million for the three months ended December 31, 2013 and 2014, respectively. The increase primarily relates to the acquisition of Neo.

The table below sets forth the components of our operating costs and expenses during the three months ended December 31, 2014 and 2013.

	Three months ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Netex	$42.9	$36.8	$6.1	17%
Compensation and benefits expenses	38.1	30.9	7.2	23%
Network operations expense	37.4	34.9	2.5	7%
Other selling, general and administrative	16.2	12.9	3.3	26%
Transaction costs	1.3	0.2	1.1	550%
Stock-based compensation	(6.0)	57.0	(63.0)	(111%)
Depreciation and amortization	96.9	81.7	15.2	19%
Total operating costs and expenses	$226.8	$254.4	$(27.6)	(11%)

Netex.   Our Netex increased by $6.1 million, or 17%, from $36.8 million for the second quarter of Fiscal 2014 to $42.9 million for the second quarter of Fiscal 2015. The increase in Netex primarily related to our Fiscal 2014 and Fiscal 2015 acquisitions. Netex as a percentage of total revenue remained at 13%.

Compensation and Benefits Expenses.   Compensation and benefits expenses increased by $7.2 million, or 23%, from $30.9 million to $38.1 million for the three months ended December 31, 2013 and 2014, respectively. The increase reflects an increase in headcount since December 31, 2013 to support our growing business, including certain employees retained from acquired businesses. At December 31, 2014, we had 1,645 full time employees compared to 1,404 full time employees at December 31, 2013.

Network Operations Expenses.   Network operations expenses increased by $2.5 million, or 7%, from $34.9 million to $37.4 million for the three months ended December 31, 2013 and 2014, respectively. The increase principally reflects the growth of our network assets (organic and acquisition) and the related expenses of operating that expanded network.

Other Selling, General and Administrative Expenses.   Other expenses, which include expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $3.3 million, or 26%, from $12.9 million to $16.2 million for the three months ended December 31, 2013 and 2014, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2015 and Fiscal 2014 acquisitions.  Also contributing to the increase was a reduction to Other expenses of $3.8 million during the three months ended December 31, 2013 related to an escrow settlement reached in connection with our acquisition of 360networks.  Offsetting this increase is a reduction to other expenses of $2.5 million during the three months ended December 31, 2014 related to an escrow settlement reached in connection with our acquisition of Fibergate.

Transaction Costs.   Transaction costs increased by $1.1 million, or 550%, from $0.2 million to $1.3 million for the three months ended December 31, 2013 and 2014, respectively. The increase was due to higher transaction-related costs in the second quarter of Fiscal 2015 associated with our recent and pending acquisitions of Latisys, IdeaTek, Neo and Geo.

Stock-Based Compensation.   Stock-based compensation expenses decreased by $63.0 million, or 111%, from $57.0 million to a credit of $(6.0) million during the three months ended December 31, 2013 and 2014, respectively.

Prior to our IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period.  The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.

Depreciation and Amortization.   Depreciation and amortization expense increased by $15.2 million, or 19%, from $81.7 million to $96.9 million for the three months ended December 31, 2014 and 2013, respectively. The increase is primarily the result of depreciation related to capital expenditures since December 31, 2013 and acquisition-related increases in property and equipment and amortizable intangible assets from Fiscal 2014 and 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2014 and 2013, respectively.

	Three months ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Interest expense	$(53.4)	$(50.3)	$(3.1)	(6%)
Loss on extinguishment of debt	(30.9)	(1.9)	(29.0)	*
Foreign currency (loss)/gain on intercompany loans	(13.3)	0.2	(13.5)	*
Other (expense)/income, net	(0.1)	0.2	(0.3)	*
Total other expenses, net	$(97.7)	$(51.8)	$(45.9)	89%

* not meaningful

Interest expense.   Interest expense increased by $3.1 million, or 6%, from $50.3 million to $53.4 million for the three months ended December 31, 2014 and 2013, respectively. The increase was primarily a result of changes in the fair value of our interest rate swaps and additional indebtedness.

Loss on extinguishment of debt.   As part of our Note Redemption, we paid an early redemption call premium of $23.8 million and recorded an expense of $7.1 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the three and six months ended December 31, 2014.

Foreign currency (loss)/gain on intercompany loans.   Foreign currency (loss)/gain on intercompany loans decreased from a gain of $0.2 million for the three months ended December 31, 2013 to a loss of $13.3 million for the three months ended December 31, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP and the Euro and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

We recorded a (benefit)/provision for income taxes of ($4.4) million and $8.4 million during the three months ended December 31, 2014 and 2013, respectively. Our benefit and provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

	Three months ended December 31,
	2014	2013
	(in millions)
Expected provision/(benefit) at the statutory rate	$(0.3)	$(10.1)
Increase/(decrease) due to:
Non-deductible stock-based compensation	(5.1)	22.5
State income taxes (benefit)/provision, net of federal benefit	—	(1.6)
Transactions costs not deductible for tax purposes	0.1	(0.1)
Foreign tax rate differential	(0.3)	(0.4)
Release of accrual for uncertain tax position	—	(2.6)
Other, net	1.2	0.7
(Benefit)/provision for income taxes	$(4.4)	$8.4

Discontinued Operations

Our earnings from discontinued operation, net of taxes, of $0.8 million during the three months ended December 31, 2013 relates to the operations of OVS, which we spun off on June 13, 2014.  See Note 3-Spin-off of Business to our condensed consolidated financial statements.

Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

	For the Six Months Ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$302.4	$234.5	$67.9	29%
Lit Services	313.5	300.7	12.8	4%
Other	28.6	13.3	15.3	115%
Eliminations	—	(3.4)	3.4	100%
Consolidated	$644.5	$545.1	$99.4	18%

Our total revenue increased by $99.4 million, or 18%, from $545.1 million for the six months ended December 31, 2013 to $644.5 million for the six months ended December 31, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period from $10.6 million to $11.0 million in combined MRR and MAR. The total contract value associated with bookings, for the six months ended December 31, 2014, was approximately $772 million.

•

Since December 31, 2013, we have recognized net installs of approximately $6.4 million in combined MRR and MAR.  During the six months ended December 31, 2014, we recognized net installs of $3.3 million as compared to $2.0 million during the six months ended December 31, 2013.

•	Monthly churn percentage decreased between the two periods from 1.4% to 1.2%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 11%. Multiple Fiscal 2014 and Fiscal 2015 acquisitions impacted revenue growth between the two periods. The five Fiscal 2014 acquisitions (Corelink, Access, FiberLink, CoreXchange, and Geo) were completed at various times throughout the year. The Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014, and were therefore not fully included in our results of operations for the six months ended December 31, 2013. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014. The Fiscal 2015 acquisitions (Neo and AtlantaNAP) are fully included in our results of operations for the six months ended December 31, 2014, as these acquisitions closed on July 1, 2014. Neo was a European-based dark fiber and colocation services provider and AtlantaNAP is a colocation-only provider.

The average exchange rate between the USD and GBP during the six months ended December 31, 2014 and 2013 weakened by 2.7%.  Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have decreased between the six months ended December 31, 2014 and December 31, 2013 by $0.8 million for a total period-over-period increase of $98.6 million.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $67.9 million, or 29%, from $234.5 million to $302.4 million for the six months ended December 31, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Physical Infrastructure segment was approximately 13% between the two comparative periods. Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the six months ended December 31, 2014 were $4.8 million (with a total contract value of approximately $568 million), a decrease from the $5.3 million in bookings for the same period in the prior year. Installs were $4.7 million for the six months ended of Fiscal 2015, compared to $3.8 million for the same period in the prior year. The monthly churn percentage decreased between the two periods from 1.0% to 0.8%.

All of the Fiscal 2014 and Fiscal 2015 acquisitions impacted the Physical Infrastructure segment revenues as Access and FiberLink (dark fiber only) and Corelink, CoreXchange, AtlantaNAP (colocation only) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).

Lit Services.   Revenue from our Lit Services segment increased by $12.8 million, or 4%, from $300.7 million to $313.5 million for the six months ended December 31, 2013 and 2014, respectively.

We estimate that organic revenue growth for the Lit Services segment was approximately 3%. Growth was strongest in the segment’s Ethernet and IP SPGs, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR increased from $5.2 million to $5.8 million between the two comparative periods, with a total contract value of approximately $192 million for the six months ended December 31, 2014. Installs were $5.9 million for the six months December 31, 2014, compared to $5.6 million for the same period in the prior year. The monthly churn percentage decreased slightly from 1.7% to 1.6%, resulting in total churn processed of $5.0 million compared to $5.1 million in the same period in the prior year.

Other.   Revenue from our Other segment increased by $15.3 million, or 115%, from $13.3 million to $28.6 million for the six months ended December 31, 2013 and 2014, respectively. The increase was primarily to our acquisition of Neo. The Other segment represented approximately 4% of our total revenue during the six months ended December 31, 2014.

The following table reflects the stratification of our revenues during the six months ended December 31, 2014 and 2013:

	Six months ended December 31,
	2014		2013
	(in millions)
Monthly recurring revenue	$581.4	90%	$503.6	92%
Monthly amortized revenue	34.6	5%	26.1	5%
Other revenue	28.5	4%	15.4	3%
Total revenue	$644.5	100%	$545.1	100%

Operating Costs and Expenses

	Six Months Ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses
Physical Infrastructure	$290.2	$225.7	$64.5	29%
Lit Services	265.3	255.4	9.9	4%
Other	31.4	11.1	20.3	183%
Eliminations	—	(0.7)	0.7	(100%)
Consolidated	$586.9	$491.5	$95.4	19%

Physical Infrastructure.   Our Physical Infrastructure operating costs increased by $64.5 million, or 29%, from $225.7 million to $290.2 million for the six months ended December 31, 2013 and 2014, respectively. The increase in operating costs and expenses was primarily a result of the acquisitions of Access, FiberLink, CoreXchange, Geo, and AtlantaNAP in Fiscal 2014 and Fiscal 2015 and the increase in stock-based compensation.

Lit Services.   Our Lit Services operating costs increased by $9.9 million, or 4%, from $255.4 million to $265.3 million for the six months ended December 31, 2013 and 2014, respectively. The increase in operating costs and expenses was primarily a result of the acquisition of Geo in Fiscal 2014 and the increase in stock-based compensation.

Other.   Other operating costs and expenses increased by $20.3 million, or 183%, from $11.1 million to $31.4 million for the six months ended December 31, 2013 and 2014, respectively. The increase primarily relates to the acquisition of Neo.

The table below sets forth the components of our operating costs and expenses during the six months ended December 31, 2014 and 2013.

	Six months ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Netex	$85.2	$73.7	$11.5	16%
Compensation and benefits expenses	76.0	60.9	15.1	25%
Network operations expense	74.9	65.2	9.7	15%
Other selling, general and administrative	36.0	28.3	7.7	27%
Transaction costs	4.8	0.8	4.0	500%
Stock-based compensation	117.1	99.9	17.2	17%
Depreciation and amortization	192.9	162.7	30.2	19%
Total operating costs and expenses	$586.9	$491.5	$95.4	19%

Netex.   Our Netex increased by $11.5 million, or 16%, from $73.7 million for the six months ended December 31, 2013 to $85.2 million for the six months ended December 31, 2014. The increase in consolidated operating costs primarily related to our Fiscal 2014 and Fiscal 2015 acquisitions. Netex as a percentage of total revenue decreased from 14% to 13% as a result of cost reductions and because our incremental revenue typically has less third-party network service costs associated with it than the existing base of revenue.

Compensation and Benefits Expenses.   Compensation and benefits expense increased by $15.1 million, or 25%, from $60.9 million to $76.0 million for the six months ended December 31, 2013 and 2014, respectively. The increase reflects an increase in headcount during the last two quarters of Fiscal 2014 and the first two quarters of Fiscal 2015 to support our growing business, including certain employees retained from acquired businesses. At December 31, 2014, we had 1,645 full time employees compared to 1,404 full time employees at December 31, 2013.

Network Operations Expenses.   Network operations expenses increased by $9.7 million, or 15%, from $65.2 million to $74.9 million for the six months ended December 31, 2013 and 2014, respectively. The increase principally reflects the growth of our network assets (organic and acquisition growth) and the related expenses of operating that expanded network.

Other Selling, General and Administrative Expenses.   Other expenses, which include expenses such as property tax, franchise fees, travel, office expense, and maintenance expense on colocation facilities, increased by $7.7 million, or 27%, from $28.3 million to $36.0 million for the six months ended December 31, 2013 and 2014, respectively. The increase is principally a result of additional expenses attributable to our Fiscal 2015 and Fiscal 2014 acquisitions.  Also contributing to the increase was a reduction to other expenses of $3.8 million during the six months ended December 31, 2013 related to an escrow settlement reached in connection with our acquisition of 360networks.  Partially offsetting this increase is a reduction to other expenses of $2.5 million during the six months ended December 31, 2014 related to an escrow settlement reached in connection with our acquisition of Fibergate.

Transaction Costs.   Transaction costs increased by $4.0 million, or 500%, from $0.8 million to $4.8 million for the six months ended December 31, 2013 and 2014, respectively. The increase was due to higher transaction-related costs in the second quarter of Fiscal 2015 associated with the Geo, AtlantaNAP and Neo acquisitions.

Stock-Based Compensation.   Stock-based compensation expenses increased by $17.2 million, or 17%, from $99.9 million to $117.1 million during the six months ended December 31, 2013 and 2014, respectively.

Prior to our IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period.  The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.

Depreciation and Amortization.   Depreciation and amortization expense increased by $30.2 million, or 19%, from $162.7 million to $192.9 million for the six months ended December 31, 2014 and 2013, respectively. The increase is primarily the result of depreciation related to capital expenditures since December 31, 2013 and acquisition-related increases in property and equipment and amortizable intangible assets from Fiscal 2013 and 2014 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2014 and 2013, respectively.

	Six months ended December 31,
	2014	2013	$ Variance	% Variance
	(in millions)
Interest expense	$(100.3)	$(101.8)	$1.5	1%
Loss on extinguishment of debt	(30.9)	(1.9)	(29.0)	*
Foreign currency (loss)/gain on intercompany loans	(27.9)	0.8	(28.7)	*
Other (expense)/income, net	(0.2)	0.3	(0.5)	*
Total other expenses, net	$(159.3)	$(102.6)	$(56.7)	(55%)

* not meaningful

Interest expense.   Interest expense decreased by $1.5 million, or 1%, from $101.8 million to $100.3 million for the six months ended December 31, 2014 and 2014, respectively. The decrease was primarily a result of changes in the fair value of our interest rate swaps offset in part by additional indebtedness.

Loss on extinguishment of debt.   As part of our Note Redemption, we paid an early redemption call premium of $23.8 million and recorded an expense of $7.1 million related to the net unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the three and six months ended December 31, 2014

Foreign currency (loss)/gain on intercompany loans.   Foreign currency (loss)/gain on intercompany loans decreased from a gain of $0.8 million for the six months ended December 31, 2013 to a loss of $27.9 million for the six months ended December 31, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP and the Euro and the related impact on intercompany loans issued by foreign subsidiaries in functional currency.

Provision for Income Taxes

We recorded a provision for income taxes of $5.0 million and $17.7 million during the six months ended December 31, 2014 and 2013, respectively. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. We are unable to combine our net operating losses for application to the income of our subsidiaries in some states and thus our state income tax expense is higher than the expected blended rate. In addition, as a result of our stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual provision for income taxes:

	Six months ended December 31,
	2014	2013
	(in millions)
Expected provision/(benefit) at statutory rate	$(35.6)	$(17.0)
Increase due to:
Non-deductible stock-based compensation	42.1	39.5
State income taxes (benefit)/provision, net of federal benefit	(4.5)	(2.8)
Transactions costs not deductible for tax purposes	0.4	0.1
Foreign tax rate differential	0.8	(1.0)
Release of accrual for uncertain tax position	—	(2.6)
Other, net	1.8	1.5
Provision for income taxes	$5.0	$17.7

Discontinued Operations

Our earnings from discontinued operation, net of taxes, of $2.5 million during the six months ended December 31, 2013 related to the operations of OVS, which we spun off on June 13, 2014.  See Note 3-Spin-off of Business to our condensed consolidated financial statements.

Adjusted EBITDA

We define Adjusted EBITDA as earnings/(loss) from continuing operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains (losses) on an intercompany loan, and non-cash income (loss) on equity and cost method investments. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from continuing operations are as follows:

Reconciliation from (loss)/earnings from continuing operations to Adjusted EBITDA

	Three months ended December 31, 2014
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$102.1	$84.2	$3.4	$—	$189.7
Interest expense	(33.0)	(19.9)	—	(0.5)	(53.4)
Benefit for income taxes	—	—	0.8	3.6	4.4
Depreciation and amortization expense	(58.4)	(33.7)	(4.8)	—	(96.9)
Transaction costs	(1.1)	(0.2)	—	—	(1.3)
Stock-based compensation	2.5	3.3	0.2	—	6.0
Loss on extinguishment of debt	(18.1)	(12.8)	—	—	(30.9)
Foreign currency loss on intercompany loans	—	(0.2)	—	(13.1)	(13.3)
Non-cash loss on investments	(0.5)	—	—	—	(0.5)
Earnings/(loss) from continuing operations	$(6.5)	$20.7	$(0.4)	$(10.0)	$3.8

	Six months ended December 31, 2014
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$199.4	$166.4	$6.9	$—	$372.7
Interest expense	(62.0)	(37.3)	—	(1.0)	(100.3)
Provision for income taxes	—	—	0.6	(5.6)	(5.0)
Depreciation and amortization expense	(118.0)	(67.1)	(7.8)	—	(192.9)
Transaction costs	(1.9)	(0.4)	(0.2)	(2.3)	(4.8)
Stock-based compensation	(67.5)	(50.2)	0.6	—	(117.1)
Loss on extinguishment of debt	(18.1)	(12.8)	—	—	(30.9)
Foreign currency loss on intercompany loans	—	(0.2)	—	(27.7)	(27.9)
Non-cash loss on investments	(0.5)	—	—	—	(0.5)
(Loss)/earnings from continuing operations	$(68.6)	$(1.6)	$0.1	$(36.6)	$(106.7)

	Three months ended December 31, 2013
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$80.2	$81.1	$1.8	$(1.4)	$161.7
Interest expense	(29.9)	(20.4)	—	—	(50.3)
Provision for income taxes	—	—	(0.7)	(7.7)	(8.4)
Depreciation and amortization expense	(49.8)	(31.5)	(0.5)	0.1	(81.7)
Transaction costs	(0.1)	(0.1)	—	—	(0.2)
Stock-based compensation	(28.1)	(28.6)	(0.3)	—	(57.0)
Loss on extinguishment of debt	(1.1)	(0.8)	—	—	(1.9)
Foreign currency loss on intercompany loans	—	—	—	0.2	0.2
Non-cash loss on investments	—	—	—	—	—
(Loss)/earnings from continuing operations	$(28.8)	$(0.3)	$0.3	$(8.8)	$(37.6)

	Six months ended December 31, 2013
	Physical Infrastructure	Lit Services	Other	Corp./ elimination	Total
	(in millions)
Adjusted EBITDA	$154.5	$161.9	$3.6	$(2.7)	$317.3
Interest expense	(60.4)	(41.4)	—	—	(101.8)
Provision for income taxes	—	—	(1.4)	(16.3)	(17.7)
Depreciation and amortization expense	(98.1)	(63.6)	(1.0)	—	(162.7)
Transaction costs	(0.6)	(0.2)	—	—	(0.8)
Stock-based compensation	(46.8)	(52.6)	(0.5)	—	(99.9)
Loss on extinguishment of debt	(1.1)	(0.8)	—	—	(1.9)
Foreign currency loss on intercompany loans	—	—	—	0.8	0.8
Non-cash loss on investments	—	—	—	—	—
(Loss)/earnings from continuing operations	$(52.5)	$3.3	$0.7	$(18.2)	$(66.7)

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and borrowings. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

On July 2, 2012, ZGL and Zayo Capital issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “Senior Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “Senior Unsecured Notes”, and together with the Senior Secured Notes, the “Existing Notes”). We have financial covenants under the Indentures governing our Existing Notes and our Credit Agreement that, under certain circumstances, restrict ZGL’s ability to incur additional indebtedness. The Indentures governing our Existing Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the Indentures) to a pro forma secured debt ratio of 4.5 times its previous quarter’s annualized modified EBITDA and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times our previous quarter’s annualized modified EBITDA. The Credit Agreement similarly limits ZGL’s incurrence of additional indebtedness. See Note 6—Long Term Debt—Debt Covenants to our condensed consolidated financial statements for more information on our financial covenants.

On December 15, 2014, we redeemed $75.0 million of our outstanding 8.125% Senior Secured Notes at a price of 108.125% of the principal amount and $174.4 million of our outstanding 10.125% Senior Unsecured Notes at a price of 110.125%.

As of December 31, 2014, we had $163.6 million in cash and cash equivalents and a working capital surplus of $136.3 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of December 31, 2014, we had $241.4 million available under our Revolver.

Our capital expenditures increased by $69.8 million, or 40%, during the six months ended December 31, 2014, as compared to the six months ended December 31, 2013, from $175.0 million to $244.8 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt (including available borrowings under our $250.0 million Revolver), equity offerings, and available cash on hand.

On December 3, 2014, we entered into a stock purchase agreement with the shareholders of IdeaTek.  On January 1, 2015, we closed the IdeaTek acquisition, acquiring all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $52.0 million and was paid with cash on hand.

On January 13, 2015, we entered into an acquisition agreement to acquire the operating units of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $675.0 million. The Latisys acquisition will be funded with senior unsecured indebtedness (see below) and is expected to close within the quarter ending March 31, 2015, subject to customary closing conditions.

On January 23, 2015, ZGL and Zayo Capital completed a private offering exempt from registration under the Securities Act of 1933, as amended, of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due 2023.  The net proceeds from this notes offering will be used to fund the purchase price to be paid in connection with our pending acquisition of Latisys.  Any excess net proceeds will be used for general corporate purposes, which may include repayment of indebtedness, acquisitions, working capital and capital expenditures.

Cash Flows

We believe that our cash flow from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

The following table sets forth components of our cash flow for the six months ended December 31, 2014 and 2013.

	Six months ended December 31,
	2014	2013
	(in millions)
Net cash provided by operating activities of continued operations	$241.9	$239.4
Net cash used in investing activities of continued operations	$(371.3)	$(258.5)
Net cash used in financing activities of continued operations	$(2.8)	$132.7

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $2.5 million, or 1%, from $239.4 million to $241.9 million during the six months ended December 31, 2014 and 2013, respectively. Net cash flows from operating activities during the six months ended December 31, 2014 include the loss from continuing operations of $106.7 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $192.9 million, stock-based compensation expense of

$117.1 million, foreign currency loss on intercompany loans of $27.9 million and non-cash cash interest expense of $9.4 million plus an add back for $30.9 million associated with a loss on extinguishment of debt.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $84.1 million, less amortization of deferred revenue of $34.6 million.  Cash flow during the period was reduced by the net change in working capital components of $79.3 million.  The $79.3 million cash outflow associated with the change in working capital components was primarily driven by $144.7 million in interest payments made during the period and $10.8 million in income tax payments.

Net cash flows from operating activities during the six months ended December 31, 2013 represents our net loss from continuing operations of $66.7 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $162.7 million, non-cash interest expense of $10.5 million, the deferred tax provision of $15.6 million, stock-based compensation expense of $99.9 million and loss on extinguishment of debt of $1.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $47.4 million, less amortization of deferred revenue of $26.2 million.   Cash flow during the period was reduced by the net change in working capital components of $5.7.

The increase in net cash flows from operating activities during the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 is primarily a result of additional earnings from synergies realized from our Fiscal 2014 and Fiscal 2015 acquisitions, a higher volume of upfront IRU payments and organic growth, offset in part by our early payment in December 2014 of interest on our Existing Notes, due January 1, 2015 of approximately $56 million.

Cash Flows Used in Investing Activities

We used cash in investing activities of $371.3 million and $258.5 million during the six months ended December 31, 2014 and 2013, respectively. During the six months ended December 31, 2014, our principal uses of cash for investing activities were $244.8 million in additions to property and equipment, $73.9 million for the acquisition of Neo and $52.5 million for the acquisition of AtlantaNAP.

During the six months ended December 31, 2013, our principal uses of cash for investing activities were $175.0 million in additions to property and equipment, $43.1 million for the acquisition of FiberLink, LLC and $40.1 million for the acquisition of Access Communications, Inc.

Cash Flows (Used in)/Provided By Financing Activities

Our net cash (used in)/provided by financing activities was net cash used of ($2.8) million during the six months ended December 31, 2014 as compared to net cash provided by financing activities of $132.7 million during the six months ended December 31, 2013.

Our cash flows used in financing activities during the six months ended December 31, 2014 are primarily comprised of our net $282.0 million proceeds from our IPO in October, offset by our $249.4 million Note Redemption, $23.8 million early redemption fees paid on our Note Redemption, $10.3 million of principal payments on long-term borrowings and $1.3 million in principal payments on capital lease obligations.

Our net cash provided by financing activities during the six months ended December 31, 2013 was primarily comprised of $195.0 million in debt proceeds, offset in part by $53.5 million in principal payments on long-term debt, $5.9 million in principal payments on capital leases and $1.7 million in debt issuance costs.

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

As of December 31, 2014, we had outstanding approximately $675.0 million Senior Secured Notes, $325.6 million Senior Unsecured Notes, a balance of $1,981.8 million on our Term Loan Facility and $29.6 million of capital lease obligations. As of December 31, 2014, we had $241.4 million available for borrowing under our Revolver. On January 23, 2015, ZGL, our primary operating subsidiary and Zayo Capital, completed a private offering of $700.00 million aggregate principal amount of 6.00% senior unsecured notes due 2023.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Existing Notes to be $1,083.1 million as of December 31, 2014. Our Senior Secured Notes and Senior Unsecured Notes accrue interest at fixed rates of 8.125% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of December 31, 2014, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 4.0%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.235% or $4.7 million, which is limited as a result of the applicable interest rate as of December 31, 2014 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $20.0 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $14.0 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2014, our foreign activities accounted for 12% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

There has been no material changes in our risk factors from those disclosed in our final prospectus filed with the SEC on October 17, 2014.

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

4.5**

Indenture, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 333-169979).

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

10.4*	Stock Purchase Agreement By and Among Zayo Group, LLC, Latisys Holdings Corp., Latisys-Ashburn Holdings Corp. and Latisys Holdings, LLC dated January 13, 2015

10.5**

Registration Rights Agreement, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Goldman Sachs & Co., as representative of the several initial purchasers listed therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 333-169979).

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed/furnished herewith.
**	Previously filed and incorporated herein by reference.
†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: February 11, 2015	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 11, 2015	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer