Form 10-K
period 2015-06-30
Zayo Group Holdings, Inc.
filed 2015-09-18
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36690

Zayo Group Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-1398293
(State or other jurisdiction of incorporation or organiexhzation)	(I.R.S. Employer Identification No.)

1805 29th Street, Suite 2050,

Boulder, CO 80301

(Address of Principal Executive Offices)

(303) 381-4683

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per shareNew York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.3 billion based on the closing price as reported on the New York Stock Exchange.

As of September 17, 2015, the number of outstanding shares of common stock of Zayo Group Holdings, Inc. was 243,008,679 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this Annual Report on Form 10-K, we have provided definitions of some of these terms below.

3G - Third generation of cellular wireless standards and successor to the 2G standard.

4G - Fourth generation of cellular wireless standards. It is a successor to 3G and 2G standards, with the aim to provide a wide range of data services, with rates up to gigabit-speed Internet access for mobile, as well as stationary users.

Bandwidth infrastructure - Dark fiber, mobile infrastructure and lit: bandwidth services provided over fiber networks, and datacenter-based colocation and interconnection services. Fiber-based bandwidth infrastructure services that are lit (i.e., provided by using optronics that “light” the fiber) include wavelengths, Ethernet, IP, and SONET; fiber-based services that are not lit are sold as dark-fiber capacity. Datacenter- based bandwidth infrastructure services include colocation (space and power) as well as interconnection within facilities.

Capacity - The information carrying ability of a telecommunications service. Below is a list of some common units of capacity for various lit bandwidth services:

DS-0, DS-1 and DS-3 - Data communication circuits capable of transmitting over SONET (or similar) at 64 Kbps, 1.544 Mb and 45 Mb, respectively.

OC-3, OC-12, OC-48 and OC-192 - Data communication circuits capable of transmitting over SONET at 155 Mb, 622 Mb, 2.5G and 10G, respectively.

1G, 2.5G, 10G, 40G and 100G -  Data communication circuits capable of transmitting over Wavelengths at 1G, 2.5G, 10G, 40G and 100G, respectively.

10Mb and 100Mb - Data communication circuits capable of transmitting over Ethernet at 10 Mb and 100 Mb, respectively.

GigE and 10GigE -  Data communication circuits capable of transmitting over Ethernet at 1G and 10G.

Carrier - A provider of communications services that commonly include voice, data and Internet services.

Carrier hotel - A building containing many carriers and other telecommunications service providers that are widely interconnected. These facilities generally have high-capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability, and advanced fire suppression systems.

Cellular tower - An outdoor structure primarily used to attach and house antennae used by wireless carriers to aggregate and transmit mobile voice and data.

CLEC - Competitive local exchange carrier; provides local telecommunications services in competition with the ILEC.

Cloud computing - An Internet-based or intranet-based computing environment wherein computing resources are distributed across the network (i.e., the “cloud”), dynamically allocated on an individual or pooled basis, and increased or reduced as circumstances warrant, to handle the computing task at hand.

Colocation - The housing of transport equipment, other communications equipment, servers and storage devices within the same location. Operators of these colocation facilities typically also sell interconnection services to their customers, enabling them to cross connect with other customers located within the same facility and/or with Bandwidth Infrastructure providers.

Conduit - A pipe, usually made of metal, ceramic or plastic, that protects buried fiber optic cables.

Data center - A facility used to house computer systems, backup storage devices, routers, services and other Internet and other telecommunications equipment. Data centers generally have environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.

Dark fiber - Fiber that has not yet been connected to telecommunications transmission equipment or optronics and, therefore, has not yet been activated or “lit” by the fiber cable owner.

i

DS - Digital signal level; a measure of the transmission rate of digital telecommunications traffic. For example, DS-1 corresponds to 1.544 Mb and DS-3 corresponds to 45 Mb. See the definition of “Capacity” above.

DWDM - Dense wavelength-division multiplexing. The term “dense” refers to the number of channels being multiplexed. A DWDM system typically has the capability to multiplex up to 40 wavelength channels.

Ethernet - The standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in metropolitan, regional and long haul networks as well.

Fiber miles - The number of route miles in a network multiplied by the number of fiber strands within each cable on the network. For example, if a ten-mile network segment has a 144 count fiber installed, it would represent a 10x144 or 1,440 fiber miles.

Fiber - Fiber, or fiber optic cables, are thin filaments of glass through which light beams are transmitted over long distances.

Fiber-to-the-Tower or FTT - The connection of cellular towers to the wider terrestrial network via fiber connections.

G - Gigabits per second, a measure of telecommunications transmission speed. One gigabit equals one billion bits of information.

ILEC - Incumbent local exchange carrier; a traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

Interconnection service - A service that is used to connect two customers who are located within a single building or within a single colocation space using either fiber or other means.

IP - Internet protocol; the transmission protocol used in the transmission of data over the Internet.

IRU and IRU contract—Indefeasible right of use. The exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable. IRU contracts are typically long-term in nature (20 years) and may or may not contain restrictions on the use of the fiber by the lessee.

ISP - Internet service provider; provides access to the Internet for consumers and businesses.

Lateral - An extension from the main or core portion of a network to a customer’s premises or other connection point.

Mb - Megabits per second; a measure of telecommunications transmission speed. One megabit equals one million bits of information.

Meet-Me Room - A physical location in a building, usually a data center or carrier hotel, where voice carriers, Internet service providers, data service providers and others physically interconnect so that traffic can be passed between their respective networks. At any given colocation facility or data center, network owners may also be able to interconnect outside the Meet-Me Room.

Mobile switching centers - Buildings where wireless service providers house their Internet routers and voice switching equipment.

NOC - Network operations center; a location that is used to monitor networks, troubleshoot network degradations and outages, and ensure customer network outages and other network degradations are restored.

OC - Optical carrier level; a measure of the transmission rate of optical telecommunications traffic. For example, OC-3 corresponds to 155 Mb. See the definition of “Capacity,” above.

On-net— Describes a location or service that is directly and fully supported by fiber.

Optronics - Various types of equipment that are commonly used to light fiber. Optronics include systems that are capable of providing wavelength, Ethernet, IP, SONET, and other service over fiber optic cable.

POP - Point-of-presence; a location in a building separate from colocation facilities and data centers that houses equipment used to provide telecom or Bandwidth Infrastructure services.

ii

Private line - Dedicated private bandwidth circuit that generally utilizes SONET, Ethernet and wavelength technology used to connect various locations.

Route miles - The length, measured in non-overlapping miles, of a fiber network. That is the actual number of miles that a network cable traverses. Route miles are distinct from fiber miles (see fiber miles definition).

Small cell - A location other than a cellular tower or building that is used to attach an antennae used by a wireless carriers to aggregate and transmit mobile voice and data. Typically, the location is a light pole, traffic light, or other small separate purpose structure.

SONET - Synchronous optical network; a network protocol traditionally used to support private line services. This protocol enables transmission of voice, data and video at high speeds. Protected SONET networks provide for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure.

Switch - An electronic device that selects the path that voice, data and Internet traffic take or use on a network.

Transport - A dedicated telecommunication service to move data, Internet, voice, video or wireless traffic from one location to another.

Wavelength - A channel of light that carries telecommunications traffic through the process of wavelength-division multiplexing.

iii

PART I

ITEM 1. BUSINESS

Overview

Zayo Group Holdings, Inc. (the “Company, “we” or “us”) is a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet and IP connectivity and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length.  We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups - employees, customers, and stockholders.

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. The growth of cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity, and other bandwidth-intensive applications continues to drive rapidly increasing consumption of bandwidth on a global basis Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 57% from 2014 to 2019 and that IP traffic will grow at a compound annual growth rate of 21% from 2013 to 2018. As an early believer in the enduring nature of these trends, we assembled our asset base and built a business model specifically to provide high-bandwidth connectivity to customers whose businesses depend most on the continuous and growing demand for bandwidth. As a core tenet of our strategy for capitalizing on these industry trends, we have been a leading industry consolidator and have acquired 34 bandwidth infrastructure businesses and assets to date. Our owned, secure, and redundant fiber network and datacenters serve as the foundation for our bandwidth solutions and allow us to offer customers both physical infrastructure and cloud and connectivity services. We believe the continuously growing demand for stable and secure bandwidth from service providers, enterprises and consumers, combined with our unique and dense metro, regional, and long-haul networks, position us as a mission-critical infrastructure supplier to the largest users of bandwidth.

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international links that connect our metro networks. We believe that our network assets would be difficult to replicate given the geographic reach, network density, and capital investment required. Our fiber networks span over 85,500 route miles and 6,700,000 fiber miles (representing an average of 78 fibers per route), served 320 geographic markets in the United States and Europe, and connect to approximately 18,000 buildings, including 5,000 cellular towers and 863 datacenters. We own fiber networks in over 300 metro markets, including large metro areas, such as New York, Chicago, San Francisco, Paris, and London, as well as smaller metro areas, such as Allentown, Pennsylvania, Fargo, North Dakota, and Spokane, Washington. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations.  We believe our ownership and the location and density of our expansive network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional bandwidth infrastructure service providers or long-haul carriers. We also provide our network-neutral colocation and interconnection services utilizing our own datacenters located within major carrier hotels and other strategic buildings in 45 locations throughout the United States and France and operate more than 520,000 square feet of billable colocation space.

The density and geographic reach of our network footprint allow us to provide tailored bandwidth infrastructure solutions on our own network (“on-net”) that address the current and future bandwidth needs of our customers. Our dense metro and regional networks have high fiber counts that enable us to provide both our physical infrastructure services (e.g., dark fiber) and our cloud and connectivity services (e.g., wavelengths and Ethernet). Our networks are deep and scalable, meaning we have spare fiber, conduit access rights and/or rights of way rights that allow us to continue to add capacity to our network as our existing and new customers’ demand for our services increases. In addition, many of our core network technologies provide capacity through which we can continue to add wavelengths to our network without consuming additional fiber. We also believe the density and diversity of our networks provide a strong and growing competitive barrier to protect our existing revenue base. We believe our networks provide significant opportunity to organically connect to new customer locations, datacenters, towers, or small cell locations to help us achieve an attractive return on our capital deployed. Since our founding, we have assembled a large portfolio of fiber networks and colocation assets through both acquisitions and customer demand-driven investments in property and equipment. From our inception to date, we have completed acquisitions with an aggregate purchase consideration, net of cash acquired, totaling approximately $4.6 billion. For the period from July 1, 2012 through June 30, 2015, we also invested over $1.2 billion in capital expenditures, exclusive of acquisitions and stimulus grant reimbursements, primarily to expand the reach and capacity of our networks. As of June 30, 2015, our total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs) was $3,785.1 million and was primarily incurred in connection with acquisitions.

Our business model focuses on providing on-net bandwidth infrastructure solutions to our customers, which results in what we refer to as “infrastructure economics.” Infrastructure economics are characterized by attractive revenue visibility, strong margins coupled with operating leverage for new revenue, success-based capital investments with low maintenance capital needs, and the ability to generate significant cash flow over time. Our capital expenditure investments are predominantly success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital. After committing capital to connect additional customer sites, our goal is to sell additional high-bandwidth connectivity on these new routes at a relatively low incremental cost, which further enhances the return we extract from our asset base. Finally, the combination of our scale and infrastructure economics results in the ability to generate meaningful free cash flow over time.

Our management is intensely focused on creating equity value for our stockholders. Our equity value creation philosophy includes regular and rigorous financial and operational measurement, financial transparency (both internally and externally), and clear alignment of interests among employees, management, and stockholders. Our real-time measurement and reporting system serves as the foundation for our decision making and our extensive financial and operational disclosure. We also believe in fostering an entrepreneurial culture that aligns the interests of our employees, management, and stockholders.

We are a Delaware corporation formed in 2007.  As of June 30, 2015, we had 1,833 employees.

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015”, the fiscal year ended June 30, 2014 as “Fiscal 2014”, and the fiscal year ended June 30, 2013 as “Fiscal 2013”.

Bandwidth Infrastructure Industry

We are a bandwidth infrastructure provider, and our services are a critical component of the broader $2 trillion global communications industry. Bandwidth infrastructure, consisting primarily of fiber networks and interconnect-oriented colocation facilities, plays a fundamental role in the communications value chain, similar to other types of infrastructure such as datacenters and cellular towers. Bandwidth infrastructure assets are a critical resource, connecting datacenters, cellular towers, and other carrier and private networks to support the substantial growth in global data, voice and video consumption by both business and individual consumers.

Industry History

Our industry has changed substantially over the past 16 years. The first phase of the bandwidth infrastructure industry occurred with the advent of the Internet and the ensuing dot com era in the late 1990s. This led to the first major wave of fiber network deployments as a number of companies of varying backgrounds invested billions of dollars in fiber network construction throughout the U.S. and Europe. These fiber network developers included companies with national and international plans (e.g., Level 3 Communications, Qwest Communications, Williams Communications) and more regional plans (e.g., 360networks, Progress Telecom, OnFiber). Following these network builds, many of the fiber companies struggled in the early 2000s due to the lack of sufficient demand for their high-bandwidth services. Bandwidth demand during this timeframe was limited by the fact that many bandwidth-intensive applications (e.g. streaming video, cloud, mobile broadband, big data analytics, etc.) were either not yet contemplated or still very early in their life cycle. Instead, the majority of traffic at the time was low-bandwidth services such as voice and dial-up modem connections. In addition, the similarity of the fiber routes deployed resulted in significant overcapacity and associated pricing pressure, leaving a “last mile” gap and heavy competition and overcapacity along these routes. These two primary factors combined to significantly limit the fiber network providers’ operating cash flows, resulting in the majority of these companies transitioning their business models, consolidating and/or seeking bankruptcy protection.

In the following years, a substantial expansion in computing power and bandwidth-intensive applications drove meaningful bandwidth traffic growth. This growth highlighted the need to address the “last mile” gap by bringing bandwidth capacity directly to both the consumer and business end user. The capacity and performance of the consumer last mile connection was primarily addressed by the expansion of cable networks and through mobile network development by wireless carriers (supported by cellular tower operators). The growing bandwidth demand of business end users was addressed by a number of focused fiber developers constructing new networks to directly connect to datacenters, cellular towers, government facilities, schools, hospitals and other locations with high-bandwidth needs. These fiber network companies were generally local or regional in nature, and were most often either survivors of the initial fiber development wave, subsidiaries of a utility parent, or owned by entrepreneurs. This period is also noted for increased financial discipline following the large speculative capital deployments of the dot com era. This is the timeframe and industry environment in which our Company was founded.

The Industry Today

The acceleration in the development of bandwidth-intensive devices and applications has resulted in a significant need to further fill in the “last mile” gap, leading to substantial capital investments in fiber networks by bandwidth infrastructure providers. Bandwidth infrastructure service providers support applications such as high definition television broadcasting and video; online streaming video; cloud applications replacing in-house enterprise software platforms; and explosive mobile data consumption (Cisco found that, in 2013, global mobile data traffic grew 81% and was nearly 18 times the size of the entire global Internet in 2000). Companies whose services require large amounts of bandwidth and enterprises that consume large amounts of bandwidth are struggling to adapt to this rapidly evolving landscape, and the bandwidth infrastructure industry is growing in economic importance as it addresses this critical need. In addition to these demand trends, there has been significant consolidation amongst the bandwidth infrastructure services providers, validating a core tenet of the Company’s founding investment thesis. This has been most pronounced amongst fiber providers in the U.S., with over 60 transactions within the past 10 years (approximately half of which have been consummated by us), and to a lesser degree in Europe.

Industry Participants

We view the participants in today’s communications industry in two distinct categories:

•

Providers of Infrastructure.    Companies that own and operate infrastructure assets that are used to market and deliver infrastructure services. We believe these assets would be difficult to replicate given the significant capital, time, permitting, and expertise required. Providers of infrastructure typically enjoy long-term customer contracts, a highly visible and recurring revenue base, and attractive margins. We further categorize these providers of infrastructure as follows:

o

Bandwidth Infrastructure Providers:    Owners of bandwidth infrastructure assets comprised of fiber networks and interconnect-oriented colocation facilities. Bandwidth infrastructure services include dark fiber, lit services (wavelengths, Ethernet, IP, and SONET), and colocation and interconnection services for the purpose of transporting mission-critical traffic including data, voice, and video.

o

Datacenter Providers:    Owners of datacenter facilities that include raised floor, power and cooling infrastructure. These facilities house and support networking and computing equipment for carrier networks, enterprise cloud platforms, content distribution networks, and other mission-critical applications.

o	Cellular Tower Providers: Owners of cellular towers, the physical infrastructure upon which antennas and associated equipment are co-located for the wireless carrier industry.

•

Users of Infrastructure.    Users of infrastructure may purchase infrastructure services either to provide value-added services to their customers or for their own private network requirements. We further categorize these users of infrastructure as follows:

o

Communications Service Providers.    Communication service providers, such as wireless service providers, ILECs, CLECs, and ISPs, are companies that use infrastructure to package, market, and sell value-added communications services such as voice, Internet, data, video, wireless, and hosting solutions.

o

End Users.    End users are public sector entities and private enterprises that purchase infrastructure services for their own internal networks. Note that end users may also address their needs by purchasing value-added services from communications service providers.

The Market Opportunity

The proliferation of smart devices and mobile broadband, real-time streaming video, social networks, online gaming, machine-to-machine connectivity, big data analytics, and cloud computing will continue to drive substantial consumer and business demand for bandwidth. Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 57% from 2014 to 2019 and that IP traffic will grow at a compound annual growth rate of 21% from 2013 to 2018. Additionally, according to Gartner, “4.9 billion connected things will be in use in 2015, up 30 percent from 2014, and will reach 25 billion by 2020. The Internet of Things (IoT) has become a powerful force for business transformation, and its disruptive impact will be felt across all industries and all areas of society.” (Gartner Press Release, “Gartner Says 4.9 Billion Connected ‘Things’ Will Be in Use in 2015,” November 11, 2014, http://www.gartner.com/newsroom/idl2905717).

Communications service providers develop and deliver value-added solutions that are tailored to mass market residential and enterprise customers whose needs continue to grow and evolve as bandwidth trends expand. Given this rapid growth and the complexity and cost of building and maintaining networks, communications service providers are increasingly looking to bandwidth infrastructure providers to augment the reach and performance of their own networks and support the delivery of the services their customers demand. As this dynamic continues, bandwidth infrastructure providers will become further entrenched as mission-critical partners to the communications service providers.

Similarly, end users such as private enterprises (e.g., media/content providers, financial institutions, and hospital systems) and public sector entities (e.g., governmental agencies and school districts) have experienced significant growth and change in the role that bandwidth plays within their organizations. As these needs continue to grow in both volume and criticality, end users will increasingly choose to directly procure bandwidth infrastructure services in order to gain more security, control and scale in their internal network operations. An example of this disintermediation is the trend of large school districts, adapting to e-education requirements, directly purchasing dark fiber as a replacement to more value-added solutions. We believe that, as these dynamics play out across all industries, the number of end users directly seeking bandwidth infrastructure services will continue to expand.

By focusing on the reach, density, and performance of their physical networks, bandwidth infrastructure providers can deliver customized services to communications service providers and end users more quickly and with superior economics than these users could otherwise self-provide. Whether providing fiber connectivity to a wireless provider’s towers to enable mobile broadband, supplying a national communications service provider with a metro fiber footprint in new markets, providing a lit bandwidth connection to multiple enterprise datacenters for an industrial company, providing interconnection capabilities to a hosting company within a datacenter, or solving for the next society-impacting innovation, bandwidth infrastructure providers will continue to invest in and expand their infrastructure assets to meet this growing demand.

Given the natural economies of scale, there has been significant consolidation among bandwidth infrastructure providers, particularly in the U.S. We believe this consolidation trend will continue in the U.S. and is beginning in Europe. Combined with the barriers to new entrants, we foresee a decreasing number of bandwidth infrastructure providers against a backdrop of continued strong demand for their services.

Our Bandwidth Infrastructure Assets

Our bandwidth infrastructure assets consist of our fiber networks, the optronic equipment used to provide our lit services over our fiber networks, and our datacenters where we provide colocation and interconnection services.

Our Fiber Networks

Our fiber network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international fiber links that connect our metro networks. Our network represents a collection of assets that we believe is difficult to replicate. Our fiber networks span over 85,500 route miles and 6,700,000 fiber miles (representing an average of 78 fibers per route), serve approximately 320 geographic markets in the United States and Europe, and connect approximately 18,000 buildings, including approximately 5,000 cellular towers and 863 datacenters. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between critical customer locations. We believe the expansiveness and density of our fiber network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional or long-haul bandwidth infrastructure service providers. Our fiber networks also have the following key attributes:

•

Extensive Coverage.    Our fiber networks are located across large and small metro geographies, the extended metro and suburban regions of many cities, and traverse large rural areas to connect metro markets. This network coverage allows us to address our target customers’ needs in a variety of geographies and for a variety of applications, all while remaining “on-net” and maintaining infrastructure economics.

•

Scalable Network Architecture.    Our networks are scalable, meaning we often have spare fiber, conduit access rights and/or rights of way that allow us to continue to add capacity to our network as our customers’ demand for our services increases. In addition, the majority of our core fiber network segments utilize DWDM systems, nearly all of which have spare capacity through which we can continue to add wavelengths to our network without consuming additional fiber.

•

Modern Fiber and Optronics.    Our modern fiber networks support current generation optronic equipment including DWDM systems, carrier class Ethernet switches and IP routers. This equipment is used to provide our lit services. The vast majority of our networks are capable of supporting next generation technologies with minimal capital investment.

Metro Fiber Networks.    We use our metro fiber networks to provide bandwidth infrastructure services within the metro markets that we serve. Our metro networks are most commonly used in the following two scenarios. First, to provide service between on-net buildings that are located in the same geographic market. Second, to connect our on-net buildings within a metro market to another metro market via our regional and/or long-haul networks. We continue to expand our metro fiber networks within the metro geography and into the surrounding suburban areas as we extend to additional buildings to meet new demand on a success basis. Success-based expansion means that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on required capital. In many of our metro markets, we have high count fiber cables (sometimes as many as 864 fibers per cable) and in some cases multiple spare conduits on our metro fiber routes. On individual segments where our fiber capacity becomes highly utilized, we seek to augment that capacity also on a success basis.

Regional and Long-haul Fiber Networks.    We use our regional fiber networks to provide bandwidth infrastructure services between the metro markets that we serve. Our regional and long-haul networks are most commonly used in the following three scenarios. First, to provide service between on-net buildings that are located in different large markets (for example, Chicago and New York). Second, to connect our on-net buildings in small and mid-sized markets back to major datacenters, wireless switching centers, and carrier hotels in larger markets (for example, between Lima, Ohio and Cleveland, Ohio). Third, occasionally our networks provide service between on-net buildings in two different small or mid-sized markets located on various parts of our regional networks (for example, between Sioux Falls, South Dakota and Alexandria, Minnesota). We seek to continue to add new segments and markets to our regional and long-haul networks on a success basis, supported by a customer contract. We have deployed current generation DWDM technologies across the majority of our regional and long-haul networks, allowing a current maximum scaling to four Terabytes (i.e. 4,000G) of bandwidth and the ability to add capacity as demand for bandwidth increases. We expect that as technology continues to advance, we will augment and invest in our regional and long-haul networks accordingly.

Fiber-to-the-Tower Networks.    We operate fiber-to-the-tower networks across our fiber network footprint. We connect to approximately 5,000 cellular towers and have contracts with multiple national wireless carriers to build out to approximately 2,500 additional towers. These FTT networks provide our customers with bandwidth infrastructure services that offer significantly improved speed, scale, performance and service levels relative to legacy copper and microwave networks. Our FTT networks are scalable, which means that we can quickly and easily increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense fiber networks (either metro or regional), which affords us the ability to offer ring-protected mobile infrastructure services. We are increasingly providing dark fiber services on our FTT networks.

Through these fiber networks, we provide service to over approximately 18,000 on-net buildings and are continually making success-based capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our long-haul, regional, metro, and FTT networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:

•

Datacenters, Carrier Hotels and Central Offices.    These buildings house multiple consumers of bandwidth infrastructure services, serving as telecommunications and content exchange points. Our fiber networks generally connect the most important of these buildings in the markets where we operate. We have over 1,400 of these types of facilities connected to our network.

•

Single-Tenant, High-Bandwidth Locations.    Generally these are other telecom, media or Internet content buildings that house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and carrier POPs. Our network is connected to these buildings only when the tenant is a customer. We currently have over 2,000 single-tenant, high-bandwidth locations on-net.

•

Cellular Towers.    We connect to cellular towers and other locations that house wireless antennas. We have approximately 5,000 cellular towers on-net, and we are actively constructing fiber to over an additional 2,500. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants.

•

Enterprise Buildings.    Our network extends to over 10,700 enterprise buildings. This grouping contains a mix of single tenant and multi-tenant enterprise buildings and includes hospitals, corporate datacenters, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.

Our zColo Datacenters

Many of our zColo datacenter facilities are located in some of the most important carrier hotels in the United States, including 60 Hudson Street and 111 8th Avenue in New York; 165 Halsey Street in Newark; 401 N. Broad Street in Philadelphia; 1 Summer Street in Boston; 1950 N. Stemmons Freeway and 2323 Bryan Street in Dallas; and 2001 6th Street in Seattle. zColo also has the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Atlanta, Ashburn, Austin, Baltimore, Chicago, Cincinnati, Cleveland, Columbus, Denver, Las Vegas, Los Angeles, Memphis, Miami, Nashville, Phoenix, Pittsburgh, Minneapolis, Washington, D.C. and nine additional locations in France. All of our facilities are network-neutral, and have ample power to meet customer needs, backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment, 24/7 security and equipment monitoring, and redundant cooling capabilities. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total more than 520,000 square feet of billable colocation space.

Underlying Rights

We have the necessary right-of-way agreements and other required rights, including state and federal government authorization, to allow us to maintain and expand our fiber networks that are located on private property and public rights-of-way, including utility poles. When we expand our network, we obtain the necessary construction permits, license agreements, permits and franchise agreements. Certain of these permits, licenses and franchises are for a limited duration. When we need to use private property, our strategy is to obtain rights-of-way under long-term contracts.

Our Segments and Services

We provide two major types of products and services, which form the basis for two of our three operating segments: Physical Infrastructure and Cloud and Connectivity.  Our Other segment includes Zayo Professional Services (“ZPS”), our professional services business that provides network and technical resources to our customers.  Across our segments, we operate individual Strategic Product Groups. Each Strategic Product Group has financial accountability and decision-making authority, which promotes agility in the fast-moving markets we serve. Financial information for each of our operating segments and our domestic and foreign operations is contained in Note 16 - Segment Reporting to our consolidated financial statements.

•

Physical Infrastructure.    Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually two to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power our computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Strategic Product Groups within the Physical Infrastructure segment include:

o

Zayo Dark Fiber.    Through our Dark Fiber Strategic Product Group, we provide dark fiber and related services on portions of our existing fiber network and/or newly constructed network segments. We provide dark fiber pairs to our customers, who then light the fiber using their own optronic equipment, allowing the customer to manage bandwidth according to their specific business needs. As part of our service offering, we manage and maintain the underlying fiber network for the customer. Other related services may include the installation and maintenance of building entrance fiber or riser fiber for distribution within a building. Customers include carriers and other communication service providers, ISPs, wireless service providers, major media and content companies, large enterprises, large school districts, government institutions, and other entities that have the expertise to operate their own optronics. We market and sell dark fiber-related services under long-term contracts, typically provided for terms between five and twenty years in length. Customers generally pay on a monthly basis for the fiber; however, some customers pay upfront (generally referred to as an IRU). Fiber maintenance (or O&M) services are generally billed on an annual or monthly recurring basis regardless of the timing of the payment for the fiber lease. Recurring payments are fixed, but often include automatic annual price escalators intended to compensate us for inflation.

o

Zayo Mobile Infrastructure (“MIG”).    Our MIG Strategic Product Group provides two key services: FTT and small cell infrastructure. MIG customers are wireless carriers. Our FTT product consists of fiber-based backhaul from cellular towers to mobile switching centers. This service is generally provided via an Ethernet (in speeds of 50 Mb and above) or dark fiber service, and is used by wireless service providers to enable 3G and 4G mobile voice and data services to their customers. As of June 30, 2015, we had approximately 5,000 cellular towers on-net, and we are actively constructing fiber to over an additional 2,500. Typically, towers have multiple tenants, which provide us with the opportunity to sell services to those additional tenants. MIG’s small cell infrastructure services provide two separate sub-services. The first sub-service is neutral space and power at a small cell location (example: a light pole), similar to a tower provider. Wireless services providers purchase this service to have a physical location on which to mount their small cell antennas. The second sub-service is dark fiber backhaul from the antenna location to a mobile switching center or interim aggregation point (often a tower). Services are typically provided for terms between five and 20 years for a fixed recurring monthly fee and, in most cases, an additional upfront, non-recurring fee. Pricing is a function of the quantity of dark fiber or bandwidth consumed and the number of locations served.

o

Zayo Colocation (“zColo”).    Through our zColo Strategic Product Group, we provide network-neutral colocation and interconnection services in 45 datacenter facilities across 37 markets throughout the United States and France. zColo manages more than 520,000 square feet of billable colocation space within these facilities. All of our facilities provide 24 hour per day, 365 days per year management and monitoring with physical security, fire suppression, power distribution, backup power, cooling and multiple redundant fiber connections to multiple network providers. The components of our network neutral colocation offering are: space, power, interconnection and remote technical services. We sell space in half-racks, racks, cabinets, cages, and private suites. We provide alternating current (“AC”) and direct current (“DC”) power at various levels. Our power product is supported by battery and generator back-up sources. As a network-neutral provider of colocation services, we provide our customers with interconnection services allowing customers to connect and deliver bandwidth between separate networks using fiber, Ethernet, and SONET services. We believe our interconnection offering is differentiated by our inter-building dark fiber infrastructure, allowing connectivity between and among multiple suites in major U.S. datacenters, and our Metro Interconnect product, which allows customers to interconnect to other important traffic exchange buildings within a metro market. We also offer datacenter customers outsourced technical resources through our “remote hands” product. Customers can vary by facility and include: domestic and foreign carriers, ISPs, cloud services providers, on-line gaming companies, content providers, media companies and other data-centric enterprises. Services are typically provided for terms between one and five years for a recurring monthly fee and, in many cases, an additional upfront, non-recurring fee. zColo is the exclusive operator of the Meet-Me Room at 60 Hudson Street in New York, which is one of the most critical carrier hotels in the world.

•

Cloud and Connectivity.    Our Cloud and Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where we use optronics to light the fiber and our customers pay us for access based on the amount and type of bandwidth they purchase. Our cloud and connectivity services include wavelength, Ethernet, IP, SONET and cloud services. We target customers who require a minimum of 10G of bandwidth across their networks. Strategic Product Groups within the Cloud and Connectivity segment include:

o

Zayo Wavelength Services.    Through our Wavelength Services Strategic Product Group, we provide lit bandwidth infrastructure services to customers by using optical wavelength technology. The service is provided by using DWDM optronic equipment to “multiplex” multiple channels (i.e., wavelengths) of dedicated capacity on a single fiber pair. The wavelength group provides its services in speeds of 1G, 2.5G, 10G, 40G, and 100G. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.

o

Zayo Ethernet Services.    Our Ethernet Services Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology. Ethernet services are offered in metro markets as well as between metro areas (intercity) in point-to-point and multi-point configurations. Unlike data transmission over a dedicated wavelength network, information transmitted over Ethernet is transferred in a packet or frame across the network. The frame enables the data to navigate across a shared infrastructure in order to reach the customer required destination. Services are provided in speeds ranging from 10Mb to 10G. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.

o

Zayo Internet Protocol Services.    The Internet Protocol Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits over a shared infrastructure from the customer source to the customer required destination. Information leaving the source is divided into multiple packets and each packet traverses the network utilizing the most efficient path and means available, as determined by a network of IP routers. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10Mb to 100G on a single customer port interface. Customers include regional telecommunications and cable carriers, ISPs, enterprises, educational institutions and content companies. Services are typically provided for terms between one and three years for a fixed recurring monthly fee and in some cases a usage-based and/or an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from the customer location to a public Internet exchange.

o

Zayo SONET Services.    Our SONET Strategic Product Group provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54Mb) to OC-192 (10G) of capacity. Customers in this group are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. SONET is generally a more legacy product that is gradually being replaced by Ethernet, wavelength and dark fiber services. As a result, the SONET Strategic Product Group generally manages its business to maximize cash generation and deploys minimal growth capital.

o

Zayo Cloud Services.    Zayo Cloud Services combines private cloud, public cloud and managed services in order to provide its customers infrastructure as a service (IaaS) which enables on-demand scaling and virtual computing in hybrid environments.

•

Other.    Our Other segment is primarily comprised of ZPS. Through our professional services ZPS Strategic Product Group, we provide network and technical resources to customers who wish to leverage our expertise in designing, acquiring, and maintaining networks.  Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Our Operations

Network Management and Operations

Our primary network operating center (“NOC”) is located in Tulsa, Oklahoma and provides 24 hour per day, 365 days per year monitoring and network surveillance. As part of our business continuity plan, our primary NOC is backed up by several regional operations centers located in Washington, D.C.; Allentown, Pennsylvania; and Butte, Montana. We continually monitor for and proactively respond to any events that negatively impact or interrupt the services that we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring that we meet our service level agreements.

Information Technology

Our Information Technology systems have been designed and built specifically for the needs of a focused bandwidth infrastructure provider primarily leveraging the salesforce.com platform. This platform was adopted at our inception and has been enhanced over time to integrate all of our acquired companies and increase functionality in every area.

Our current systems’ capability is mature, and we view our application functionality as a competitive advantage in our industry. Our system is differentiated from the typical telecom industry technology solution consisting of separate and loosely integrated sales force automation, customer relationship management, provisioning, mapping, inventory, financial, provisioning and other systems with multiple, sometimes conflicting databases.

We have also developed within our salesforce.com platform a proprietary capability we call Tranzact. Tranzact is a set of tools and processes designed to enhance the speed and simplicity of procuring bandwidth infrastructure services. We believe Tranzact will further increase our competitive advantage in delivering bandwidth infrastructure solutions.

We have a fully implemented business continuity and disaster recovery plan that provides near real-time data access from physically diverse datacenters (Dallas and Washington, D.C.). We further protect our data with off-site data storage practices.

Our Sales and Marketing Organization

Our business primarily engages in direct sales through our sales organization, consisting of 134 sales representatives as of June 30, 2015. Each of these sales representatives is part of an enterprise or carrier focused sales team led by a sales director whose team is responsible for meeting a quarterly bookings quota. The sales organization sells services across all our Strategic Product Groups. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.

The sales organization is organized into direct sales channels that generally align around both region and customer. Each of these channels maintains dedicated sales and solutions engineering support resources. There are four direct sales channels in the United States who are geographically focused supporting regional carriers and medium to large enterprise customers, particularly in the healthcare, education, internet content, media and financial sectors.  Within those channels there are dedicated teams focused on our national wireline and wireless customers across all geographies.   Within Europe, there are direct outside sales channels focused on similar European-based customers.

In addition to the direct channels discussed above, an indirect sales channel manages our channel partner program with various high value telecom sales agents. Finally, we have developed a group of sales overlay teams to focus on leveraging our infrastructure assets for the benefit of specific industry verticals and geographies.

Our direct sales force is compensated through a unique system relative to typical industry practices. Sales staff are compensated through salary and incentive compensation, which is comprised of cash and equity.  Incentive compensation is achieved based upon the net present value (“NPV”) of the contracted services sold, the incremental revenue related to contracted services sold and the effective management of churn related to the accounts they manage. We believe that this compensation system best aligns the interests of our salespeople, management and our stockholders. It also is an example of the financial philosophy and culture that we have developed since our inception.

Separate from the sales groups, we have a corporate marketing group that is responsible for our web presence, customer facing mapping tools, marketing campaigns, and public relations. The sales organization is further supported by product management teams that are organized into the Strategic Product Groups.

Our Customers

Our customers generally have a significant and growing need for the bandwidth infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses in the education, healthcare, financial services, governmental and technology entities. Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during the year ended June 30, 2015, and total revenues from our top ten customers accounted for approximately 27% of our revenue during the same period. These customers are multinational organizations with substantial liquidity and access to capital, and whose bandwidth needs are mission-critical to their own businesses and strategies. While these large customers generally have a finite set of master contracts with us, they procure a large volume of individual services with us, each of which has its own service detail and term.

The majority of our customers sign Master Service Agreements (“MSAs”) that contain standard terms and conditions including service level agreements, required response intervals, indemnification, default, force majeure, assignment and notification, limitation of liability, confidentiality and other key terms and conditions. Most MSAs also contain appendices that contain information that is specific to each of the services that we provide. The MSAs either have exhibits that contain service orders or, alternatively, terms for services ordered are set forth in a separate service order. Each service order sets forth the minimum contract duration, the monthly recurring charge, and the non-recurring charges.

Our Business Strategy

In pursuit of our mission, our Business Strategy includes the following key elements:

•

Focus on Bandwidth Infrastructure.    We expect that bandwidth needs for mobile applications, cloud-based computing, and machine-to-machine connectivity will continue to grow with the continued adoption of bandwidth-intensive devices, as well as the escalating demand for Internet-delivered video. We focus on providing high-bandwidth infrastructure solutions, which we believe are essential in the consumption and delivery of bandwidth-intensive applications and services by enterprise customers and communications service providers. We believe our disciplined approach to providing these critical services to our targeted customers enables us to offer a high level of customer service, while at the same time being responsive to changes in the marketplace.

•

Target Large Consumers of Bandwidth.    Our asset base and product suite are geared for large consumers of bandwidth with high connectivity requirements. The majority of our customers require more than 10G of bandwidth; many of our customers require multiple terabytes of bandwidth. Our revenue base is generally characterized by customers with a high bandwidth spend, consisting of a large number of individual services and increasing bandwidth infrastructure service demand. Tailoring our operations around these products, services and customers allows us to operate efficiently and meet these large consumers’ requirements for mission-critical infrastructure.

•

Leverage Our Extensive Asset Base by Selling Services on Our Network.    Targeting our sales efforts on services that utilize our existing fiber networks and datacenters enables us to limit our reliance on third-party service providers. We believe this in turn produces high incremental margins, which helps us expand consolidated margins, achieve attractive returns on the capital we invest, and realize significant levered free cash flow. We also believe this enables us to provide our customers with a superior level of customer service due to the relative ease in responding to customer service inquiries over one contiguous fiber network. Our existing networks enable us to sell additional bandwidth to our existing customers as their capacity needs grow.

•

Continue to Expand Our Infrastructure Assets.    Our ability to rapidly add network capacity to meet the growing requirements of our customers is an important component of our value proposition. We will continue to seek opportunities to expand our network footprint where supporting customer contracts provide an attractive return on our investment. The expansion of our network footprint also provides the ancillary benefit of bringing other potential customer locations within reach. We design our networks with additional capacity so that increasing bandwidth capacity can be deployed economically and efficiently. A significant portion of our capital expenditures are success-based.

•

Leverage Our Existing Relationships and Assets to Innovate.    We believe we possess a unique set of assets and management systems designed to deliver customer solutions tailored to specific trends we observe in the marketplace. Our high-energy, entrepreneurial culture fosters employee innovation on an ongoing basis in response to specific customer requirements. Furthermore, we plan to continue to commit capital to new lines of infrastructure businesses that leverage our existing assets. For example, we are expanding into small cell infrastructure services provided to wireless services providers. These services entail us providing dark fiber and related services from a small cell location back to a mobile switching center. We provide the fiber-based transport over our existing and/or newly constructed fiber networks. In addition, we provide network-neutral space and power for wireless service providers to co-locate their small cell antennas and ancillary equipment.

•

Intelligently Expand Through Acquisitions.    We have made 34 acquisitions to date for an aggregate purchase price, net of cash, of $4.6 billion. We believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, and broaden our customer base.  We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity to create value through the realization of cost synergies.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the markets we serve:

•

Unique Bandwidth Infrastructure Assets.    We believe replicating our extensive metro, regional, and long-haul fiber assets would be difficult given the significant capital, time, permitting, and expertise required. Our fiber spans over 85,500 route miles and 6,700,000 fiber miles (representing an average of 78 fibers per route), served 320 geographic markets in the United States and Europe, and connect to approximately 18,000 buildings. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar high-bandwidth infrastructure and connectivity solutions, which we believe provides us with a sustainable competitive advantage in these markets, and positions us as a mission-critical infrastructure supplier to the largest users of bandwidth. We believe that the vast majority of customers using our network, including our lit bandwidth, fiber-to-the-tower, and dark fiber customers, choose our services due to the quality and reach of our network, and the ability our network gives us to innovate and scale with their growing bandwidth needs. Additionally, we operate 45 datacenter facilities, which are located in eight of the most important carrier hotels in the U.S. and France. This collective presence, combined with our high network density, creates a network effect that helps us retain existing customers and attract new customers. From July 1, 2012 through June 30, 2015, exclusive of acquisitions and stimulus grant reimbursements, we have invested approximately $1.2 billion of capital in our networks, including expansion and maintenance expenditures.

•

Strong Revenue Growth, Visibility, and Durability.    We have consistently grown our organic revenue, as gross installed revenue has exceeded churn processed in every quarter since we began reporting in March 2010. We believe our exposure to the enduring trend of increasing bandwidth consumption combined with our focused execution have allowed us to achieve this consistent growth. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under multi-year contracts. Our contract terms range from one year to twenty years. Our customers use our bandwidth infrastructure to support their mission-critical networks and applications. The switching costs and effort required to replace our services can be high, particularly for the services within our Physical Infrastructure segment, given the criticality of our services and the potential cost and disruption. We believe that increasing bandwidth needs combined with the mission-critical nature of our services provided under multi-year contracts create strong revenue growth, visibility, and durability, which support our decision-making abilities and financial stability. We believe that our industry’s high barriers to entry, our economies of scale and scope and customer switching costs contribute to our strong financial performance.

•

Customer Service and Ability to Innovate for Our Customers.    Our sales and product professionals work closely with potential and existing customers to design tailored high-bandwidth connectivity solutions across our Strategic Product Groups to meet specific, varying, and evolving customer needs. We are focused on delivering high-quality, reliable service to our customers. We achieve this by leveraging our contiguous network to expand with our customers as they seek to build scale, coverage, and/or performance. Additionally, our focus on serving the largest and most sophisticated users of bandwidth keeps our sales, engineering, and service organizations attuned to the latest technologies, architectures, and solutions that our customers may seek to implement. We believe our willingness to innovate for our customers and our dedication to customer service help establish our position as an important infrastructure supplier and allow us to attract new customers and businesses, sell an increasing amount of services to our existing customers, and reduce customer turnover.

•

Strategic, Operational and Financial Transparency Excellence.    As part of our strategy to serve the largest users of bandwidth, we have completed and integrated 34 acquisitions to date. Our acquired assets have been combined to create a contiguous network with the ability to provision and maintain local, regional, national, or international high-bandwidth connections across our Strategic Product Groups. Our entire network, sales and churn activity, installation pipeline, NPV commission plans, and all customer contracts are managed through an integrated operating and reporting platform, which gives management strong visibility into the business and improves our ability to drive return-maximizing decisions throughout the organization. Our focus on operational and financial transparency not only allows us to be very nimble in attacking various market opportunities, but also provides us the ability to deliver disclosure that our stockholders and other stakeholders can use to accurately judge management’s performance from a capital allocation, financial, and operational perspective.

•

Financially Focused and Entrepreneurial Culture.    Virtually all operational and financial decisions we make are driven by the standard of maximizing the value of our enterprise. Our sales commission plans use an NPV-based approach with the goal of encouraging the proper behavior within our sales force, and our Strategic Product Groups are held to group level equity internal rate of return (“IRR”) targets set by management. To align individual behaviors with stockholder objectives, equity compensation is used throughout the Company, and our compensation plans include a larger equity component than we believe is standard in our industry.  In addition to striving for industry-leading operational and growth outcomes to drive value creation, we are prepared to use debt capacity to enhance stockholder returns, but not at the expense of other stakeholders and only at levels we believe are in the long-term interests of the Company, our customers, and our stockholders. Finally, our owners’ manual, mission, and investor transparency all serve to enhance cultural alignment across the Company and our stockholders.

•

Experienced Management with Unique Leadership Approach.    We have assembled an experienced management team that we believe is well-qualified to lead our Company and execute our strategy. Our management team has substantial industry experience in managing and designing fiber networks and network-neutral colocation and interconnection facilities and in selling and marketing bandwidth infrastructure services. In addition, our management team has significant experience in acquiring and integrating bandwidth infrastructure and assets. Our management team is a cohesive unit with a common history that in many cases precedes the Company’s founding. We also believe that our approach to leadership - operationally, financially, culturally - is unique in our industry and differentiates us from our competitors.

Our Competition

Physical Infrastructure Services

Given the requirement to own the underlying bandwidth infrastructure assets (e.g., fiber networks and datacenter facilities) in order to provide physical infrastructure services, the competitive environment tends to be less intensive for these products and the barriers to entry high. The degree of competition and parties in competition vary by physical infrastructure sub-service and by individual market and fiber route. The competitive situation by service is described as follows:

Dark Fiber.    Competition in dark fiber services tends to be less intense than for lit bandwidth infrastructure services primarily because a provider must predominantly own and operate a high count fiber network covering a substantial portion of the geographical demand in order to compete for a customer’s business. The uniqueness, density and depth (i.e., high fiber count) of our metro, regional, and long-haul fiber networks is therefore a key differentiating factor. In addition, given that providing dark fiber services often includes some degree of network expansion, dark fiber providers must also have internal project management expertise and access to capital to execute on the expansion aspect of the business. Due to the custom nature of most dark fiber opportunities, many larger lit bandwidth infrastructure providers do not actively market dark fiber as a product, even if they own fiber networks in the desired geographies. As a result, competition is often more limited in the dark fiber services market and highly dependent on the local (even sub-market) supply and demand environment. Given this dynamic and the generally longer contractual term of dark fiber services, dark fiber pricing tends to be more inflationary in nature.

Specific dark fiber competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have sufficient fiber in place in the desired area or route. These competitors tend to fall into two categories: first, privately owned regional bandwidth infrastructure providers with a similar degree of focus (e.g., Lightower and Sunesys) and second, single market dark fiber providers with market and fiber construction expertise (e.g., DQE Communications and Edison Carrier Solutions).

Mobile Infrastructure.    Competition in mobile infrastructure services tends to mirror dark fiber services because of the need to own and operate an expansive and deep metro fiber network in order to compete. Given the frequent need to expand upon an existing fiber footprint in order to access additional cell towers and small cell locations, project management expertise and access to capital is also a key competitive factor. One additional criterion is that wireless carriers prefer to work with a more finite group of mobile infrastructure providers on either a metro or regional geographic basis. As a result, the competitive group tends to match that of dark fiber services, with the addition of two competitive groups. First, local cable providers and ILECs who will often break from their retail and small enterprise core focus to compete for FTT business, often as a result of legacy copper or coaxial-based services provided to these towers. Second, microwave backhaul providers who focus on more remote or rural towers that have lesser bandwidth needs that they can serve with less capital-intensive (and less bandwidth-capable) microwave solutions at a lower total cost. Examples of these additional mobile infrastructure competitors are Comcast, Time Warner Cable, CenturyLink, PEG Bandwidth, Conterra and TTMI.

Colocation.    The market for our colocation and interconnection services is very competitive. We compete based on price, quality of service, network-neutrality, breadth of network connectivity options, type and quantity of customers in our datacenters, and location. We compete against both large, public colocation providers who have significant enterprise values, and privately-held, well-funded companies. Some of our competitors have longer-standing customer relationships and significantly greater access to capital, which may enable them to materially increase datacenter space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate globally and are able to attract a customer base that values and requires global reach and scale.

These focused interconnection and colocation service providers include: Equinix, Inc., The Telx Group, Inc., Terremark Worldwide, Inc. (a Verizon Communications, Inc. subsidiary), Coresite, Savvis, Inc. (a CenturyLink, Inc. subsidiary), and Cologix. These companies offer similar services and operate in similar markets to us.

Cloud and Connectivity

We believe that some of the key factors that influence our customers’ selection of us as their cloud and connectivity services provider are our ability to provide an on-net service that utilizes our fiber network on an end-to-end basis, the ability to more quickly implement a complex custom solution to meet customers’ needs, the price of the service provided, and the ongoing customer service provided.

Generally, price competition varies depending on the size and location of the market. We face direct price competition when there are other fiber-based carriers who have networks that serve the same customers and geographies that we do. The specific competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have comparable fiber in place. Typically, these competitors are large, well-capitalized ILECs, such as AT&T Inc., CenturyLink, Inc., and Verizon Communications Inc., or are publicly traded communications service providers that provide bandwidth infrastructure, such as Level 3 Communications, Inc. or Cogent Communications. In certain geographies, privately-held companies such as Lightower and Southern Light, can also offer comparable fiber-based solutions.  On occasion, the price for high-bandwidth infrastructure services is too high compared with the cost of lower-speed, copper-based telecom services. We believe that price competition will continue where our competitors have comparable existing fiber networks. Some of our competitors have long-standing customer relationships, very large enterprise values, and significant access to capital.

Other

We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through equity contributions, debt issuances, proceeds from our initial public offering (“IPO”) and follow on equity offering in March 2015, and cash provided by operating activities.

Regulatory Matters

Our operations require that certain of our subsidiaries hold licenses, certificates, and/or other regulatory authorizations from the Federal Communications Commission (“FCC”), state Public Utilities Commissions (“PUCs”), European telecommunications regulators such as Ofcom and ARCEP and other foreign regulators, all of which we have obtained and maintain in the normal course of our business. The FCC, State PUCs and foreign regulators generally have the power to modify or terminate a carrier’s authority to provide regulated wireline services for failure to comply with certain federal, state and foreign laws and regulations, and may impose fines or other penalties for violations of the same. The State PUCs typically have similar powers with respect to the intrastate services that we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC, State PUCs, and foreign regulators documenting interstate, intrastate and foreign revenue, among other data, for fee assessments and general regulatory governance, and in some states are required to file tariffs of our rates, terms, and conditions of service. In order to engage in certain transactions in these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.

In addition, our business is subject to various other regulations at the federal, state, local and international levels. These regulations affect the way we can conduct our business and our costs of doing so. However, we believe, based on our examination of such existing and potential new regulations being considered in ongoing FCC, State PUC and European and other foreign telecommunications proceedings, that such regulations will not have a significant impact on us.

Website Access and Important Investor Information

We file periodic reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). The public may read or copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our website address is www.zayo.com, and we routinely post important investor information in the “Investors” section of our website at www.investors.zayo.com. The information contained on, or that may be accessed through, our website is not part of this Annual Report on Form 10-K (the “Annual Report”). You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investors” section of our website under the heading “SEC Filings”. These reports are made available on our website as soon as reasonably practicable after we electronically file them with the SEC.

We have adopted a written code of ethics applicable to our directors, officers and employees, including our principal executive officer and principal financial and accounting officers (or persons performing similar functions), in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC. In the event that we make any changes to, or provide any waivers from, the provisions of our code of ethics applicable to our executive officers and directors, we intend to disclose these events on our website or in a report on Form 8-K within four business days of such event. This code of ethics is available in the “Corporate Governance” section of our website at http://www.zayo.com/investors.

Special Note Regarding Forward-Looking Statements

Information contained in this Annual Report that is not historical by nature constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements typically include words such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or discuss strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, the Company’s acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including but not limited to those described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this Annual Report. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected.

Risks Related to our Business

We have consistently generated net losses since our inception and such losses may continue in the future.

We have consistently generated net losses since our inception and such losses may continue in the future. These net losses primarily have been driven by significant depreciation, amortization, interest expense, and stock-based compensation. During Fiscal 2015, we had depreciation and amortization expense of $406.2 million, stock-based compensation expense of $200.7 million, and interest expense of $214.0 million. At June 30, 2015, we had $3,785.1 million of total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs). We cannot assure you that we will generate net income in the future.

Since our inception, we have used more cash than we have generated from operations, and we may continue to do so.

Since our inception, we have consistently consumed our entire positive cash flow generated from operating activities with our investing activities. Our investing activities have consisted principally of the acquisition of businesses as well as material additions to property and equipment. We have funded the excess of cash used in investing activities over cash provided by operating activities with proceeds from equity contributions and equity and debt issuances.

We intend to continue to invest in expanding our fiber network and our business and pursuing acquisitions that we believe provide an attractive return on our capital. These investments may continue to exceed the amount of cash flow available from operations after debt service requirements. To the extent that our investments exceed our cash flow from operations, we plan to rely on potential future debt or equity issuances, which could increase interest expense or dilute the interest of our stockholders, as well as cash on hand and borrowings under our revolving credit facility. We cannot assure you, however, that we will be able to obtain or continue to have access to sufficient capital on reasonable terms, or at all, to successfully grow our business.

We are highly dependent on our management team and other key employees, many of whom own equity that was previously illiquid but became liquid as a result of our IPO.

We expect that our continued success will largely depend upon the efforts and abilities of members of our management team and other key employees. Our success also depends upon our ability to identify, attract, develop, and retain qualified employees. None of the executive management team except for Mr. Caruso is bound by an employment agreement with us. If we lost members of our management team or other key employees, it would likely have a material adverse effect on our business. As announced on December 26, 2014, Dan Caruso, Chief Executive Officer and Chairman of the Board of Directors of the Company is undergoing treatment for prostate cancer. Mr. Caruso was diagnosed with and treated for prostate cancer in 2013 and recent tests have revealed that trace amounts of the cancer remain. Mr. Caruso is continuing to fulfill his responsibilities as the Company’s CEO and Chairman on a full-time basis with no interruption. At this time, no organizational changes related to Mr. Caruso’s cancer treatment are planned or anticipated.

All of our officers and many of our key management and employees have had a significant portion of their compensation paid in equity. The liquidity provided by our IPO and subsequent equity offerings in many cases represents material wealth of our officers and key management employees that may impact retention and focus of existing key employees.

Our revenue is relatively concentrated among a small number of customers, and the loss of any of these customers could significantly harm our business, financial condition, results of operations, and cash flows.

Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during Fiscal 2015, and total revenues from our top ten customers accounted for approximately 27% of our revenue during Fiscal 2015. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of the contract. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

We are also subject to credit risk associated with the concentration of our accounts receivable from our key customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the services provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges.

We have numerous customer orders for connections, including contracts with multiple national wireless carriers to build out additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer the loss of revenue.

Future acquisitions are a component of our strategic plan, and will include integration and other risks that could harm our business.

We have grown rapidly and intend to continue to acquire complementary businesses and assets, and some of these acquisitions may be large or in new geographic areas where we do not currently operate. This exposes us to the risk that when we evaluate a potential acquisition target we over-estimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired entity with our existing operations. Businesses and assets that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.  As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition.

We have previously engaged in and may continue to engage in large acquisitions, such as the AboveNet and Latisys acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate in the time, manner, or amount we currently expect, or at all. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect.  In addition, some recently acquired companies have had Adjusted EBITDA margins that were lower than ours, which had a negative impact on our incremental margins.  Future acquisitions may have a similar effect.

We may incur additional debt or issue additional equity to assist in the funding of these potential transactions, which may increase our leverage and/or dilute the interest of our stockholders. Further, additional transactions could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

•	increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition;
•	loss of key employees and salespeople of the acquired business;
•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;
•	discovery that the financial statements we relied on to buy a business were incorrect;
•	expenses associated with the integration of the operations of the acquired business;
•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;
•	finding that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and
•	recognizing that the internal controls of the acquired business were inadequate.

We are growing rapidly and may not maintain or efficiently manage our growth.

We have rapidly grown our company through acquisitions of companies and assets as well as expansion of our own network and the acquisition of new customers through our own sales efforts. We also intend to continue to grow our company, including through acquisitions, some of which may be large. Customers can be reluctant to switch providers of bandwidth services because it can involve substantial expense and technical difficulty. That can make it harder for us to acquire new customers through our own sales efforts. Our expansion may place strains on our management and our operational and financial infrastructure. Our ability to manage our growth will be particularly dependent upon our ability to:

•	expand, develop, and retain an effective sales force and other qualified personnel;
•	maintain the quality of our operations and our service offerings;
•	attract customers to switch from their current providers to us in spite of the costs associated with switching providers;
•	maintain and enhance our system of internal controls to ensure timely and accurate reporting; and
•	expand our operational information systems in order to support our growth, including integrating new customers without disruption.

Service level agreements in our customer agreements could subject us to liability or the loss of revenue.

Our contracts with customers typically contain service guarantees (including network availability) and service delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue. In Fiscal 2015, lost revenue from failure to meet service level guarantees was approximately $0.9 million. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions.

Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;
•	power loss;
•	improper building maintenance by the landlords of the buildings in which our datacenters are located;
•	physical or electronic security breaches;
•	fire, earthquake, hurricane, flood, and other natural disasters;
•	water damage;
•	the effect of war, terrorism, and any related conflicts or similar events worldwide; and
•	sabotage and vandalism.

Problems within our network or our datacenters, whether within our control or the control of our landlords or other third-party providers, could result in service interruptions or equipment damage. As current and future customers increase their power usage in our facilities over time, the remaining available power for future customers could limit our ability to grow our business and increase occupancy rates or network density within our existing facilities.  Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. In the past, we have experienced disruptions in our network attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. Given the service level agreement obligations we typically have in our customer contracts, such disruptions could result in customer credits; however, we cannot assume that our customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

We use franchises, licenses, permits, rights-of-way, conduit leases, fiber agreements, and property leases, which could be canceled or not renewed.

We must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our networks. In order to operate our networks, we must also maintain fiber leases and IRU agreements that we have with public and private entities. There is no assurance that we will be able to renew those fiber routes on favorable terms, or at all. If we are unable to renew those fiber routes on favorable terms, we may face increased costs or reduced revenues.

In order to expand our network to new locations, we often need to obtain additional rights-of-way, franchises, and other permits. Our failure to obtain these rights in a prompt and cost-effective manner may prevent us from expanding our network, which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities.

If we lose or are unable to renew key real property leases where we have located our POPs, it could adversely affect our services and increase our costs, as we would be required to restructure our network and move our POPs.

We are required to maintain, repair, upgrade, and replace our network and our facilities, the cost of which could materially impact our results and our failure to do so could irreparably harm our business.

Our business requires that we maintain, repair, upgrade, and periodically replace our facilities and networks. This requires management time and capital expenditures. In the event that we fail to maintain, repair, upgrade, or replace essential portions of our network or facilities, it could lead to a material degradation in the level of service that we provide to our customers. Our networks can be damaged in a number of ways, including by other parties engaged in construction close to our network facilities. In the event of such damage, we will be required to incur expenses to repair the network. We could be subject to significant network repair and replacement expenses in the event a terrorist attack or a natural disaster damages our network. Further, the operation of our network requires the coordination and integration of sophisticated and highly specialized hardware and software. Our failure to maintain or properly operate this can lead to degradations or interruptions in customer service. Our failure to provide proper customer service could result in claims from our customers, early termination of contracts, and damage our reputation.

Our debt level could negatively impact our financial condition, results of operations, cash flows, and business prospects and could prevent us from fulfilling our obligations under our outstanding indebtedness. In the future, we may incur substantially more indebtedness, which could further increase the risks associated with our leverage.

As of June 30, 2015, our total debt (including capital lease obligations and before any unamortized discounts, premiums or debt issuance costs) was $3,785.1 million, primarily consisting of our subsidiary, Zayo Group, LLC’s (“ZGL”) $1,430.0 million of 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), $325.6 million of 10.125% senior unsecured notes due 2020 (the “2020 Secured Notes”) and $350.0 million of 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”, collectively with the 2023 Unsecured Notes and the 2020 Secured Notes, the “Notes”), $1,646.8 million senior secured term loan facility (the “Term Loan Facility”) and $32.7 million in capital lease obligations. In addition, ZGL has a $450.0 million senior secured revolving credit facility (the “Revolver,” and collectively with the Term Loan Facility, the “Credit Facilities”), of which $440.8 million was available at June 30, 2015, subject to certain conditions. Subject to the limitations set forth in the indentures (the “Indentures”) governing the Notes and the agreement governing the Credit Facilities (the “Credit Agreement”), ZGL may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.  Our level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations under our debt agreements;
•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures, and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate and other activities;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	increasing our vulnerability to both general and industry-specific adverse economic conditions;
•	placing us at a competitive disadvantage relative to less leveraged competitors; and
•	preventing us from raising the funds necessary to repurchase the Notes tendered to ZGL upon the occurrence of certain changes of control, which would constitute a default under the Indentures.

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2015 was $191.2 million, and represented 32% of our cash flows from operating activities. Excluding our aggregate redemptions of $924.4 million of notes in December 2014 and March 2015 and Term Loan Facility repayment of $344.5 million in May 2015, we also made cash payments related to principal payments on our debt obligations (including capital leases) during the year ended June 30, 2015 of $23.1 million, which are reflected in our cash flows from financing activities, and represented 4% of our cash flows from operating activities during the period.

We may not be able to generate enough cash flow to meet our debt obligations.

Our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business, regulatory, and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as economic and financial conditions in our industry and the U.S. or the global economy, or competitive initiatives of our competitors, are beyond our control.

If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	reducing or delaying capital investments;
•	raising additional capital;
•	refinancing or restructuring our debt; and
•	selling assets.

We cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms, or at all, or that implementing any such alternative financing plans would allow us to meet our debt obligations.

If ZGL is unable to meet its debt service obligations, it would be in default under the terms of the Indentures and the Credit Agreement, permitting acceleration of the amounts due on the Notes and under the Credit Agreement and eliminating our ability to draw on the Revolver. If the amounts outstanding under the Credit Facilities, the Notes, or other future indebtedness were to be accelerated, we could be forced to file for bankruptcy.

Our debt agreements contain restrictions on our ability to operate our business and to pursue our business strategies, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

The Indentures and the Credit Facilities each contain, and agreements governing future debt issuances may contain, covenants that restrict ZGL’s ability to, among other things:

•	incur additional indebtedness and issue preferred stock;
•	pay dividends or make other distributions with respect to any equity interests or make certain investments or other restricted payments;
•	create liens;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	incur restrictions on the ability of its restricted subsidiaries to pay dividends or make other payments to it;
•	consolidate or merge with or into other companies or transfer all, or substantially all, of its assets;
•	engage in transactions with affiliates;
•	engage in business other than telecommunications; and
•	enter into sale and leaseback transactions.

As a result of these covenants, we are limited in the manner in which we may conduct our business, and as a result we may be unable to engage in favorable business activities or finance future operations or capital needs. The ability to comply with some of the covenants and restrictions contained in the Credit Agreement and the Indentures may be affected by events beyond our control. If market or other economic conditions deteriorate, ZGL’s ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios, or tests in the Credit Agreement, the Indentures, or any future indebtedness could result in an event of default under the Credit Facilities, the Indentures or our future indebtedness, which if not cured could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the Credit Facilities require ZGL to comply with specified financial ratios, including ratios regarding total leverage and secured leverage. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions limit our ability to plan for or react to market conditions, meet capital needs, or otherwise constrain our activities or business plans. They also may adversely affect our ability to finance our operations, enter into acquisitions, or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in the Credit Agreement, in any future credit agreement or the Indentures or ZGL’s inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable or to terminate the ability to borrow under the Revolver. If the amounts outstanding under the Credit Facilities, the Notes or other future indebtedness were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed, including the Notes. In such a situation, we could be forced to file for bankruptcy.

Our future tax liabilities are not predictable or controllable. If we become subject to increased levels of taxation, our financial condition and operations could be negatively impacted.

We provide telecommunication and other services in multiple jurisdictions across the United States and Europe and are, therefore, subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes would be adverse to us. In addition, we may become subject to income tax audits by many tax jurisdictions throughout the world. It is possible that certain tax positions taken by us could result in tax liabilities for us. While we believe that our current provisions for taxes are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that we will not identify additional exposures in the future.

We cannot assure you whether, when or in what amounts we will be able to use our net operating losses, or when they will be depleted.

At June 30, 2015, we had approximately $1,145.2 million of federal net operating losses (“NOLs”), which relate primarily to prior acquisitions. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

Furthermore, transactions that we enter into, as well as transactions by existing or future 5% stockholders that we do not participate in, could cause us to incur an “ownership change,” which could prevent us from fully utilizing our NOLs to reduce our federal income taxes. These limitations could cause us not to pursue otherwise favorable acquisitions and other transactions involving our capital stock, or could reduce the net benefits to be realized from any such transactions. Despite this, we expect to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances. If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.

We may be subject to interest rate risk and increasing interest rates may increase our interest expense.

Borrowings under each of the Credit Facilities bear, and our future indebtedness may bear, interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

The international operations of our business expose us to risks that could materially and adversely affect the business.

We have operations and investments outside of the United States, as well as rights to undersea cable capacity extending to other countries, that expose us to risks inherent in international operations. These include:

•	general economic, social and political conditions;
•	the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;
•	tax rates in some foreign countries may exceed those in the U.S.;
•	foreign currency exchange rates may fluctuate, which could adversely affect our results of operations and the value of our international assets and investments;
•	foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;
•

difficulties and costs of compliance with foreign laws and regulations that impose restrictions on our investments and operations, with penalties for noncompliance, including loss of licenses and monetary fines;

•	difficulties in obtaining licenses or interconnection arrangements on acceptable terms, if at all; and
•	changes in U.S. laws and regulations relating to foreign trade and investment.

We may as part of our expansion strategy increase our exposure to international investments and operations.

Our international operations are subject to the laws and regulations of the U.S. and many foreign countries, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws could lead to enforcement actions and financial penalties that could result in substantial costs.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. We have created and implemented a program for compliance with anti-bribery laws. Because our anti-bribery internal control policies and procedures have been recently implemented, we may have increased exposure to reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.

Our international operations expose us to currency risk.

We conduct a portion of our business using the British Pound Sterling and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the Euro in recent periods.  Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be materially affected.

We may be vulnerable to security breaches that could disrupt our operations and adversely affect our business and operations.

Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, distributed denial of service, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and operational results. We may be required to expend significant resources to protect against such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, and/or costly response measures, which could adversely affect our business.

Risks Related to Our Industry

We could face increased competition from companies in the telecommunications and media industries that currently do not focus on bandwidth infrastructure.

Many of our competitors in the bandwidth infrastructure space are other focused bandwidth infrastructure providers that operate on a regional or local basis. In some cases we also compete with communications service providers who also own certain infrastructure assets and make them available to customers as an infrastructure service. These communication service providers include ILECs, such as AT&T and Verizon, and cable television companies, such as Comcast.

Some of these competitors have greater financial, managerial, sales and marketing, and research and development resources than we do and are able to promote their brands with significantly larger budgets. Most of them are also our customers. If ILECs and cable television companies focus on providing bandwidth infrastructure, it could have a material adverse effect on us. A few of these competitors also have significant fiber assets that they principally employ in the provision of their communications services. If any of these competitors with greater resources and/or significant fiber assets chose to focus those resources on bandwidth infrastructure, our ability to compete in the bandwidth infrastructure industry could be negatively impacted. To the extent that communication service providers, cable television companies, and other media companies choose to distribute their content over their own networks that could reduce demand for our services. Additionally, significant new entrants into the bandwidth services industry would increase supply, which could cause prices for our services to decline.

Consolidation among companies in the telecommunications and cable television industries could further strengthen our competitors and adversely impact our business.

The telecommunications and cable television industries are intensely competitive and continue to undergo significant consolidation. There are many reasons for consolidation in these industries, including the desire for communications and cable television companies to acquire network assets in regions where they currently have no or insufficient amounts of owned network infrastructure. The consolidation within the industry may cause customers to disconnect services to move them to their own networks, or consolidate buying with other bandwidth infrastructure providers. Additionally, consolidation in the industry could further strengthen our competitors, give them greater financial resources and geographic reach, and allow them to put additional pressure on prices for bandwidth infrastructure services.

Certain of our services are subject to regulation that could change or otherwise impact us in an adverse manner.

Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”) and France’s Autorité de Régulation des Communications Electroniques et des Postes (“ARCEP”).  In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, ARCEP, and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States and Europe.

We may be liable for the material that content providers distribute over our network.

Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is limited both by changing technology and evolving legal principles.  As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks.  Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography.  If we decide to implement additional measures to reduce our exposure to these risks or if we are required to defend ourselves against these kinds of claims, our operating results and financial condition could be negatively affected.

Unfavorable general global economic conditions could negatively impact our operating results and financial condition.

Unfavorable general global economic conditions could negatively affect our business. Although it is difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of, and customer demand for, our services, and could cause customers to delay or forgo purchases of our services. One or more of these circumstances could cause our revenue to decline. Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to purchase our services or make timely payments to us. The current economic conditions, including federal fiscal and monetary policy actions, may lead to inflationary conditions in our cost base, particularly in our lease and personnel related expenses. This could harm our margins and profitability if we are unable to increase prices or reduce costs sufficiently to offset the effects of inflation in our cost base. For these reasons, among others, if challenging economic conditions persist or worsen, our operating results and financial condition could be adversely affected.

Disruptions in the financial markets could affect our ability to obtain debt or equity financing or to refinance our existing indebtedness on reasonable terms or at all.

Disruptions in the financial markets could impact our ability to obtain debt or equity financing, or lines of credit, in the future as well as impact our ability to refinance our existing indebtedness on reasonable terms or at all, which could affect our strategic operations and our financial performance and force modifications to our operations.

Changes in our traffic patterns or industry practice could result in increasing peering costs for our IP network.

Peering agreements with other ISPs have allowed us to access the Internet and exchange traffic with these providers. In most cases, we peer with these ISPs on a payment-free basis, referred to as settlement-free peering. We plan to continue to leverage this settlement-free peering. If other providers change the terms upon which they allow settlement-free peering or if changes in Internet traffic patterns, including the ratio of inbound to outbound traffic, cause us to fall below the criteria that these providers use in allowing settlement-free peering, the costs of operating our Internet backbone will likely increase. Any increases in costs could have an adverse effect on our margins and our ability to compete in the IP market.

Terrorism and natural disasters could adversely impact our business.

The ongoing threat of terrorist activity and other acts of war or hostility have had, and may continue to have, an adverse effect on business, financial and general economic conditions. Effects from these events and any future terrorist activity, including cyber terrorism, may, in turn, increase our costs due to the need to provide enhanced security, which would adversely affect our business and results of operations. Terrorist activity could damage or destroy our Internet infrastructure and may adversely affect our ability to attract and retain customers, raise capital, and operate and maintain our network access points. We are particularly vulnerable to acts of terrorism because of our large datacenter presence in New York. We are also susceptible to other catastrophic events such as major natural disasters, extreme weather, fires, or similar events that could affect our headquarters, other offices, our network, infrastructure, or equipment, all of which could adversely affect our business.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

•	actual or anticipated fluctuations in our revenue and other operating results;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of other companies in our industry;
•	the addition or loss of significant customers;
•	fluctuations in the trading volume of our common stock or the size of our public float;
•	announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report our financial results;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	general economic, legal, regulatory and market conditions unrelated to our performance;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

The stock markets have experienced extreme fluctuations in price and trading volume that have caused and will likely continue to cause the stock prices of many telecommunications companies to fluctuate in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of declining stock prices. If we were to become involved in securities litigation, we could face substantial costs and be forced to divert resources and the attention of management from our business, which could adversely affect our business.

If securities or industry analysts do not continue to publish or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends on the research and reports that securities or industry analysts publish about us or our business. Certain securities and industry analysts currently publish research reports with respect to our common stock and certain of our debt securities. If they fail to publish reports about us or our securities regularly, or otherwise cease to cover our Company, demand for our stock could decrease and the trading price of our stock could decline. A downgrade of our stock or the publication of inaccurate or unfavorable research about our business would likely cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that they might occur, could reduce the price that our common stock might otherwise attain.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We have a relatively small public float relative to the total number of shares of our common stock issued and outstanding, and a substantial majority of our issued and outstanding shares are restricted as a result of securities laws, the Stockholders Agreement, or other contractual provisions that restrict transfers.

There are outstanding 243,008,679 shares of our common stock. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933 (the “Securities Act”) and various vesting agreements in some cases. Holders of approximately 176.8 million shares of our common stock are parties to a Stockholders Agreement among the Company and certain stockholders named therein (the “Stockholders Agreement”) that limits their ability to transfer their shares until after October 22, 2015, other than to affiliates, pursuant to a Registration Rights Agreement entered into in connection with the consummation of our IPO or for bona fide hedging purposes. The Stockholders Agreement provides, however, that approximately 21.1 million of the shares held by parties to the agreement will be released from the restrictions thereunder in certain circumstances.

The holders of an aggregate of approximately 176.8 million shares of our common stock outstanding have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Once any such registration statement is filed and effective, the shares registered therein will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.

In addition, there are 14 million shares reserved for future issuance under our stock incentive plan, and we could also make equity compensation grants outside of our stock incentive plan.  The shares issuable under our stock incentive plan have been registered pursuant to a registration statement on Form S-8.

We may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder, and cause the trading price of our common stock to decline.

Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that our stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	our board of directors is divided into three classes serving staggered three-year terms;
•	our board of directors has the right to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;
•	our directors are not elected by cumulative voting, which would allow less than a majority of stockholders to elect director candidates;
•	advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders meeting is required;
•	our board of directors may alter our bylaws without obtaining stockholder approval;
•

our board of directors may issue, without stockholder approval, up to 50,000,000 shares of preferred stock with terms set by the board of directors, certain rights of which could be senior to those of our common stock;

•	stockholders do not have the right to call a special meeting of stockholders or to take action by written consent in lieu of a meeting;
•

approval of at least two-thirds of the shares outstanding and entitled to vote thereon is required to amend or repeal, or adopt any provision inconsistent with, our amended and restated bylaws or the provisions of our amended and restated certificate of incorporation regarding, among other items, the election and removal of directors; and

•	directors may be removed from office only for cause.

We have elected not to be governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”); however, our amended and restated certificate of incorporation includes similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for three years following the time that such stockholder became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own, within three years prior to the determination of interested stockholder status, 15% or more of a corporation’s voting stock. Pursuant to our amended and restated certificate of incorporation, the term “interested stockholder” does not include the entities that are current preferred equity holders of CII, which entities are listed in our certificate of incorporation (the “Exempt Stockholders”), each of their respective affiliates, and any of their respective direct or indirect transferees and any group as to which such persons are a party.

These provisions may prohibit large stockholders (with the exception of the Exempt Stockholders described above), particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and the DGCL could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price of our common stock being lower than it otherwise would be.

In addition, our debt agreements may require very significant payments if we have a change of control, which reduces the possibility that such an event will occur.

Our directors, executive officers, holders of more than 5% of our common stock, together with their affiliates, continue to have substantial control over the company.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 70.4% of our outstanding common stock as of June 30, 2015. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock. ZGL’s ability to pay dividends to us is limited by the Credit Agreement and Indentures, which may in turn limit our ability to pay dividends on our common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred securities of ours or of our subsidiaries. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

We incur significant costs as a result of being a publicly-traded company.

Following our IPO, we are now subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NYSE. Being subject to these rules and regulations results in legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and can also place significant strain on our personnel, systems and resources.

If we do not timely satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the trading price of our common stock could be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and report on our conclusion as to the effectiveness of our internal control over financial reporting. Any delays or difficulty in satisfying the requirements of the Sarbanes-Oxley Act could, among other things, cause investors to lose confidence in, or otherwise be unable to rely on, the accuracy of our reported financial information, which could adversely affect the trading price of our common stock.

We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are in the process of designing, implementing, and testing our internal control over financial reporting required to comply with this obligation, which is a time-consuming, costly, and complicated process. We will be required to include the attestation of our independent public accounting firm with respect to our internal controls over financial reporting, beginning with the annual report on Form 10-K for our fiscal year ending June 30, 2016.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2015, we own or lease approximately 85,500 fiber route miles or 6,700,000 fiber miles. We provide colocation and interconnection services utilizing our own data centers located within major carrier hotels and other strategic buildings in 45 locations throughout the United States and France. We generally do not own the buildings where we provide our colocation and interconnection services; however, the zColo group managed approximately 520,000 square feet of billable colocation space. See “Item 1. Business” for additional discussion related to our network and colocation properties.

We lease our corporate headquarters in Boulder, Colorado as well as regional offices and sales, administrative and other support offices. Our corporate headquarters located at 1805 29th Street, Suite 2050, Boulder, Colorado is approximately 30,000 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally ranges from 100 to 5,000 square feet. Each of our business units utilize these facilities.  The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time party to various litigation matters that we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters, and it is possible one or more of them could have a material adverse effect on us. However, we believe that the outcome of any such pending litigation matters will not have a material adverse effect upon our results of operations, our consolidated financial condition, or our liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders of Our Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “ZAYO” since October 17, 2014. Prior to that date, there was no public trading market for our common stock. Our IPO was priced at $19.00 per share on October 16, 2014. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE.

Year Ended June 30, 2015	High	Low
First Quarter	N/A	N/A
Second Quarter	32.18	21.21
Third Quarter	31.70	25.57
Fourth Quarter	28.86	24.48

On September 11, 2015, the closing price per share of our common stock on the NYSE was 28.07 per share, and there were approximately 575 stockholders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on our common stock from our IPO in October 2014 through June 30, 2015, compared to the S&P 500 Index and the NASDAQ Telecommunications Index. The comparison assumes a hypothetical investment in our common stock and in each of the foregoing indices of $100 at October 17, 2014, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

	October 17, 2014	June 30, 2015
Zayo Group Holdings, Inc. Common Stock	$100	$116.9
S&P 500 Index	$100	$109.3
NASDAQ Telecommunications Index	$100	$110.0

The above performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, cash flows, capital requirements, and other factors that our board of directors deems relevant. We are a holding company, and substantially all of our operations are carried out by ZGL, and its subsidiaries. ZGL’s ability to pay dividends to us is limited by the Credit Agreement and Indentures, which may in turn limit our ability to pay dividends on our common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred securities.

Unregistered Sales and Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for Zayo Group Holdings, Inc. for the periods and as of the dates indicated. The selected historical consolidated financial information for Zayo Group Holdings, Inc. as of and for the years ended June 30, 2015, 2014, 2013, 2012 and 2011 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.  These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2015	2014	2013	2012	2011

Consolidated Statements of Operations Data (in millions, except for share and per share data):
Revenue	$1,347.1	$1,123.2	$1,004.4	$375.5	$282.1
Operating costs and expenses	1,178.1	1,067.1	894.8	305.7	244.2
Operating income	169.0	56.1	109.6	69.8	37.9
Other expenses, net	(333.1)	(200.4)	(279.4)	(52.8)	(33.5)
Earnings/(loss) from continuing operations before income taxes	(164.1)	(144.3)	(169.8)	17.0	4.4
Provision/(benefit) for income taxes	(8.8)	37.3	(24.2)	26.9	11.3
Loss from continuing operations	(155.3)	(181.6)	(145.6)	(9.9)	(6.9)
Earnings from discontinued operations, net of income taxes	—	2.3	8.4	8.7	5.3
Net loss	$(155.3)	$(179.3)	$(137.2)	$(1.2)	$(1.6)
Weighted-average shares used to compute net income/(loss) per share:
Basic and diluted	235,422,549	223,000,000	223,000,000	223,000,000	223,000,000
Loss from continuing operations per share:
Basic and diluted	$(0.66)	$(0.81)	$(0.65)	$(0.05)	$(0.03)
Earnings from discontinued operations per share
Basic and diluted	—	0.01	0.04	0.04	0.02
Net loss per share
Basic and diluted	$(0.66)	$(0.80)	$(0.61)	$(0.01)	$(0.01)
Consolidated Balance Sheet Data (at period end) (in millions):
Cash and cash equivalents	$308.6	$297.4	$91.3	$150.7	$25.4
Property and equipment, net	3,299.2	2,822.4	2,437.7	754.7	518.5
Total assets	6,094.6	4,981.7	4,152.1	1,425.1	838.0
Long-term debt and capital lease obligations, including current portion	3,701.4	3,179.0	2,744.8	684.3	354.2
Total stockholders' equity	1,211.2	416.4	606.3	410.3	258.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained in this Annual Report on Form 10-K (this “Annual Report”), and in other filings by Zayo Group Holdings, Inc. (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements typically include words such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or  discuss strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Item 1A: Risk Factors” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

Amounts presented in this Item 7 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 7.

Overview

Introduction

We are a large and fast growing provider of bandwidth infrastructure in the United States and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of June 30, 2015, we had $6.0 billion in revenue under contract with a weighted average remaining contract term of approximately 46 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.

On October 22, 2014, we completed an initial public offering (“IPO”) of shares of our common stock, which were listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. Prior to the IPO, we were a direct, wholly owned subsidiary of Communications Infrastructure Investments, LLC ("CII").  Our primary operating subsidiary is Zayo Group, LLC, a Delaware limited liability company (“ZGL”), and we are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015,” the fiscal year ended June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2013 as “Fiscal 2013.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of June 30, 2015, we have three reportable segments as described below:

o

Physical Infrastructure. Through our Physical Infrastructure segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber, mobile infrastructure (fiber-to-the-tower and small cell), and colocation and interconnection. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Our datacenters offer colocation and interconnection services to our customers, who then house and power our computing and networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. Physical Infrastructure customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in our Physical Infrastructure segment generally tend to range from three to twenty years.

o

Cloud and Connectivity. Our Cloud and Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and our customers pay for access based on the amount and type of bandwidth they purchase. Our services within this segment include wavelength, Ethernet, IP, SONET, and cloud services with capacity ranging from 1.54Mb to 100G. We target customers who require a minimum of 10G of bandwidth across their networks. Cloud and Connectivity customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.

o

Other. The Other segment is comprised primarily of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 34 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

Latisys Holdings, LLC

On February 23, 2015, we acquired all of the equity interest of the subsidiaries of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.5 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of our January Notes Offering (as defined below).

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

Neo Telecoms (“Neo”)

On July 1, 2014, we acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company, for purchase consideration of €54.1 million ($73.9 million, net of cash acquired, based on the foreign currency exchange rate on that date). The purchase consideration was funded with cash on hand available from the proceeds of the Sixth Amendment to our Credit Agreement (as defined below). The acquisition of Neo added over 300 route miles of owned Paris metro fiber and approximately 540 on-net buildings to our network. Neo also operates nine colocation centers across France, offering more than 36,000 square feet of datacenter space. The Paris and regional network throughout France were integrated into our existing European network connecting London, Frankfurt, and Amsterdam and the U.S.

The results of the acquired Neo business are included in our operating results beginning July 1, 2014.

Geo Networks Limited (“Geo”)

On May 16, 2014, we acquired all of the outstanding shares of Geo, which is a London-based dark fiber provider. The purchase consideration of £174.3 million ($292.3 million), net of cash acquired, was paid with a combination of cash on hand and available funds drawn on our Revolver (as defined below).

Geo owns and operates a high capacity fiber network in the United Kingdom, providing dark fiber and colocation services to a variety of high-bandwidth sectors including media companies, service providers, financial services, datacenters, and gaming organizations. The acquisition added over 2,100 route miles to our European network and additional connectivity to 587 on-net buildings.

The results of the acquired Geo business are included in our operating results beginning May 16, 2014.

Summary of Business Acquisitions

The table below summarizes the dates and purchase prices (which are net of cash acquired and include assumption of debt and capital leases) of all acquisitions and asset purchases through June 30, 2015.

Acquisition	Date	Acquisition Cost
		(in millions)
Memphis Networx	July 31, 2007	$9.2
PPL Telecom	August 24,2007	46.3
Indiana Fiber Works	September 28, 2007	22.6
Onvoy	November 7, 2007	70.0
Voicepipe	November 7, 2007	2.8
Citynet Fiber Networks	February 15, 2008	99.2
Northwest Telephone	May 30, 2008	5.2
CenturyTel Tri-State Markets	July 22, 2008	2.7
Columbia Fiber Solutions	September 30, 2008	12.1
CityNet Holdings Assets	September 30, 2008	3.4
Adesta Assets	September 30, 2008	6.4
Northwest Telephone California	May 26, 2009	0.0
FiberNet	September 9, 2009	96.6
AGL Networks	July 1, 2010	73.7
Dolphini Assets	September 20, 2010	0.2
American Fiber Systems	October 1, 2010	114.1
360networks	December 1, 2011	317.9
MarquisNet	December 31, 2011	13.6
Arialink	May 1 2012	17.1
AboveNet	July 2, 2012	2,210.0
FiberGate	August 31, 2012	118.3
USCarrier	October 1, 2012	16.1
FTS	December 14, 2012	109.7
Litecast	December 31, 2012	22.2
Core NAP	May 31, 2013	7.1
Corelink	August 1, 2013	1.9
Access	October 1, 2013	40.1
FiberLink	October 2, 2013	43.1
CoreXchange	March 4, 2014	17.2
Geo	May 16, 2014	292.3
Neo	July 1, 2014	73.9
Colo Facilities Atlanta	July 1, 2014	51.9
IdeaTek Systems	January 1, 2015	52.7
Latisys	February 23, 2015	677.5
Less portion allocated to the discontinued operations of Onvoy, LLC		(62.3)
Total		$4,584.8

We completed each of the acquisitions described above, with the exception of Voicepipe and Corelink, with cash raised through combinations of equity issuances and the incurrence of debt. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units, and we acquired Corelink with a combination of cash and CII preferred units.

Spin-Off of Business

In connection with certain business combinations, we have acquired assets and liabilities that support products outside of our primary focus of providing bandwidth infrastructure services. On June 13, 2014, we spun off all of our equity interest in Onvoy, LLC (“OVS”), a business that provides voice and managed services, by a non-cash distribution to CII. The results of operations of OVS are presented as discontinued operations. See Note 4—Spin-off of Business to our consolidated financial statements.

During Fiscal 2014 and Fiscal 2013, the results of the operations of OVS are presented in a single caption entitled, “Earnings from discontinued operations, net of income taxes” on our consolidated statements of operations. All discussions contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate only to our results of operations from continuing operations.

Substantial Indebtedness

On July 2, 2012, ZGL and its direct wholly-owned subsidiary Zayo Capital,  Inc. (“Zayo Capital”) issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “2020 Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”, and together with the 2020 Secured Notes, the “2020 Notes”). On July 2, 2012, ZGL also entered into a $250.0 million senior secured revolving credit facility (the “Revolver”) and a $1,620.0 million senior secured term loan facility (the “Term Loan Facility”), which are governed by a Credit Agreement(the “Credit Agreement”) that has been subsequently amended. A portion of the net proceeds from the 2020 Notes and the Term Loan Facility, together with cash on hand and equity contributions, were used to extinguish our prior term loan facility and revolver, to finance the cash tender offer for and subsequent redemption of our prior senior secured notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, we recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on our previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of our unamortized debt issuance costs and $8.2 million associated with writing-off the net unamortized discount on the debt balances extinguished.

On October 5, 2012, ZGL and Zayo Capital entered into a second amendment (the “Second Amendment”) to the Credit Agreement governing the Term Loan Facility and Revolver. Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0% (subject to a 5.25% floor), which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.

On February 27, 2013, ZGL and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (subject to a 4.5% floor). The amended terms represent a downward adjustment of 50 basis points on the spread and a further 25 basis point reduction minimum floor. Under the terms of the Fourth Amendment, the Revolver bore interest at LIBOR plus 3.00%, based on ZGL’s current leverage ratio, which represented a 50 basis point reduction. The Fourth Amendment also amended certain terms and provisions of the Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

In connection with the aforementioned amendments, we incurred early redemption call premiums of $16.2 million and $16.1 million for the Second Amendment and Fourth Amendment, respectively. The early redemption call premiums were paid with cash on hand to the syndicate of creditors in the Term Loan Facility. Prior to the consummation of the amendments, we requested the consent of all creditors holding balances in the Term Loan Facility to the amended terms. $15.3 million and $15.0 million of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, were accounted for as additional debt issuance costs for the modified obligations during the year ended June 30, 2013, which are being amortized over the term of the Term Loan Facility using the effective interest method. The remaining call premium of $0.9 million and $1.1 million associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2013. Existing and/or new creditors replaced the non-consented commitments, such that the full amount of the Term Loan Facility’s commitments were replaced in both the Second and Fourth Amendments.

In connection with the Second and Fourth Amendments, we recognized an expense of $12.2 million during the year ended June 30, 2013 associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.

On November 26, 2013, ZGL and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Under the terms of the Fifth Amendment, the Term Loan Facility was increased by $150.0 million to $1,749.8 million and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on ZGL’s then current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, we did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, we recognized an expense during the second quarter of Fiscal 2014 of $1.9 million associated with debt extinguishment costs, including cash expense of $1.0 million related to third party costs and non-cash expense of $0.9 million associated with the write-off of our unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. We also incurred an additional $1.5 million in debt issuance costs in the second quarter of Fiscal 2014.

On May 16, 2014, ZGL and Zayo Capital entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Per the terms of the Sixth Amendment, our Term Loan Facility was increased by $275.0 million to $2,015.9 million and bears interest at the existing rate of LIBOR plus 3.0 percent with a minimum LIBOR rate of 1.0 percent. The $275.0 million add-on was priced at 99.5 percent. No other terms of the Credit Agreement were amended. In connection with the Sixth Amendment, we incurred an additional $3.2 million in debt issuance costs and $1.4 million was recorded as a discount.

On December 15, 2014, ZGL redeemed $75.0 million of its outstanding 2020 Secured Notes at a price of 108.125% of the principal amount and $174.4 million of its outstanding 2020 Unsecured Notes at a price of 110.125% (collectively, the “December Notes Redemption”). As part of the December Notes Redemption, we recorded an early redemption call premium of $23.8 million which has been recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On January 23, 2015, ZGL and Zayo Capital (together, the “Issuers”) completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”, and together with the January Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offering is being accreted against interest expense over the term of the 2023 Notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 3 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem our remaining $675.0 million 2020 Secured Notes (the “Second Notes Redemption”) at a price of 105.75%.  As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2015.

On April 17, 2015, ZGL entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. Per the terms of the Seventh Amendment, the Revolver was increased by $200.0 million to $450.0 million, and the maturity date of the Revolver was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of our Term Loan Facility, subject to repayment or amendment thereof, and (iii) six months prior to the maturity date of the 2020 Unsecured Notes, subject to repayment or amendment thereof.  The Seventh Amendment also increased the letter of credit commitment from $30.0 to $50.0 and provided that, in the event that the Term Loan Facility was amended or refinanced to remove all financial maintenance covenants, the Fixed Charge Coverage Ratio maintenance requirement would be replaced with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver. Further, pursuant to the Seventh Amendment, up to $50.0 of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

On May 6, 2015, ZGL and Zayo Capital issued $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of our Term Loan Facility. As a result of that repayment, we recorded a loss on extinguishment of debt of $8.4 million.

On May 6, 2015, ZGL entered into an Amendment and Restatement Agreement whereby the Credit Agreement was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of all of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the Fixed Charge Coverage Ratio covenant and replaced such covenant with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral.

Interest rates on the Term Loan Facility and Revolver as of June 30, 2015 were 3.75% and 3.0%, respectively.

As of June 30, 2015, no amounts were outstanding under the Revolver.

Substantial Capital Expenditures

During Fiscal 2015, 2014, and 2013, we invested, net of stimulus grant reimbursements, $530.4 million, $360.8 million, and $332.6 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the United States Dollar (“USD”) – principally the Great British Pound (“GBP”) and to a lesser extent the Euro. Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

Operating Costs and Expenses

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

Prior to our IPO, our stock-based compensation expense contained two components, CII common unit awards classified as liabilities and, to a lesser extent, CII preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognized an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and recorded a liability in respect of those amounts. Following the IPO, our stock-based compensation expense contains three components: previously granted CII common unit awards, CII preferred unit awards and restricted stock unit awards made under our new equity compensation program. For previously granted CII common unit awards, following the IPO, we amortize the offering date fair value of those units (including unvested units) over the vesting period based on expected settlement behavior with a corresponding adjustment to equity, as the awards no longer have cash settlement features. For previously granted CII preferred units, we use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. We recognize stock-based compensation expense for restricted stock unit awards granted to employees, members of management, and directors based on their estimated grant date fair value on a straight line basis over the requisite service period, as adjusted for an estimate of forfeitures. These restricted stock unit awards are primarily equity classified, except certain awards that have not yet been granted to employees. Following our IPO, subsequent changes in the fair value of the CII preferred and common units and restricted stock unit awards granted generally do not affect the amount of expense we recognize.

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

Results of Operations

Refer to “Item 6. Selected Financial Data” for additional financial information for the indicated periods.

Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

Revenue

	Year ended June 30
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$662.4	$495.4	$167.0	34%
Cloud and Connectivity	661.5	606.2	55.3	9%
Other	23.2	28.1	(4.9)	(17%)
Eliminations	—	(6.5)	6.5	(100%)
Consolidated	$1,347.1	$1,123.2	$223.9	20%

Our total revenue increased by $223.9 million, or 20%, to $1,347.1 million for the year ended June 30, 2015, from $1,123.2 million for the year ended June 30, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2014 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 7%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings decreased period-over-period from $21.8 million to $24.8 million in combined MRR and MAR. The total contract value associated with bookings for the year ended June 30, 2015 was approximately $1,849.9 million.

•	During the year ended June 30, 2015, the Company recognized net installs of $7.2 million as compared to $5.2 million during the year ended June 30, 2014.
•	Monthly churn percentage between the two periods decreased to 1.3% from 1.4%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 13%.

The average exchange rate between the USD and GBP strengthened by 8.4% during the year ended June 30, 2015.  Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the year ended June 30, 2015 and June 30, 2014 by an additional $2.2 million.

Physical Infrastructure.   Revenue from our Physical Infrastructure segment increased by $167.0 million, or 34%, to $662.4 million from $495.4 million, for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

Dark Fiber is the largest Strategic Product Group within the segment and benefited from continued growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the year ended June 30, 2015 were $11.5 million (with a total contract value of approximately $1,425.6 million), an increase from the $0.9 million in bookings for the same period in the prior year. Gross installs were $9.7 million for Fiscal 2015, compared to $8.1 million for Fiscal 2014. The monthly churn percentage was consistent between the two periods at 0.8%, resulting in total churn processed of $5.0 million compared to $3.9 million in the same period in the prior year.

Cloud and Connectivity.   Revenue from our Cloud and Connectivity segment increased by $55.3 million, or 9%, to $661.5 million from $606.2 million for the years ended June 30, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s Ethernet and IP Strategic Product Groups, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR increased from $11.1 million to $12.7 million between the two comparative periods, with a total contract value of approximately $405.0 million for the year ended June 30, 2015. Gross installs were $12.7 million for the year ended June 30, 2015, compared to $11.5 million in the prior year. The monthly churn percentage decreased from 1.7% to 1.6%, resulting in total churn processed of $9.9 million compared to $10.2 million in the same period in the prior year.

Other.   Revenue from our Other segment decreased by $4.9 million, or 17%, to $23.2 million from $28.1 million, for the years ended June 30, 2015 and 2014, respectively. The decrease was the result of the non-recurring nature of revenue related to the Other segment, which had slightly lower sales in Fiscal 2015 as compared to Fiscal 2014.  The Other segment represented approximately 1.7% of our total revenue during the year ended June 30, 2015.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	Year ended June 30,
	2015		2014
	(in millions)
Monthly recurring revenue	$1,211.8	90%	$1,030.1	92%
Amortization of deferred revenue	72.1	5%	55.6	5%
Other Revenue	63.2	5%	37.5	3%
Total Revenue	$1,347.1	100%	$1,123.2	100%

Operating Costs and Expenses

	Year ended June 30
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Physical Infrastructure	$606.0	$541.9	$64.1	12%
Cloud and Connectivity	550.5	502.9	47.6	9%
Other	21.6	22.3	(0.7)	(3%)
Consolidated	$1,178.1	$1,067.1	$111.0	10%

Our operating costs increased by $111.0 million, or 10% to $1,178.1 million for Fiscal 2015 from $1,067.1 million for Fiscal 2014. The increase in consolidated operating costs was primarily due to increased costs as a result of Fiscal 2015 and Fiscal 2014 acquisition related growth, and organic growth of our network, partially offset by a $53.0 million decrease in stock-based compensation.

Physical Infrastructure.    Physical Infrastructure operating costs increased by $64.1 million, or 12%, to $606.0 million for Fiscal 2015 from $541.9 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions and additional costs associated with the organic growth of our network partially offset by a decrease in stock-based compensation.

Cloud and Connectivity.    Cloud and Connectivity operating costs increased by $47.6 million, or 9%, to $550.5 million for Fiscal 2015 from $502.9 million for Fiscal 2014. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2015 and Fiscal 2014 acquisitions.

Other.   Other operating costs decreased by $0.7 million, or 3%, to $21.6 million for Fiscal 2015 from $22.3 million for Fiscal 2014 as a result of decreased revenue from ZPS.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2015 and 2014:

	Year ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$178.3	$150.4	$27.9	19%
Compensation and benefits expenses	158.6	126.3	32.3	26%
Netops expense	152.5	131.4	21.1	16%
Other expenses	75.6	61.8	13.8	22%
Transaction costs	6.2	5.3	0.9	17%
Stock-based compensation	200.7	253.7	(53.0)	(21%)
Depreciation and Amortization	406.2	338.2	68.0	20%
Total operating costs and expenses	$1,178.1	$1,067.1	$111.0	10%

Netex.    Our Netex increased by 27.9 million, or 19%, to $178.3 million for Fiscal 2015 from $150.4 million for Fiscal 2014. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2015 and Fiscal 2014, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue remained at 13% for Fiscal 2015 and 2014.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $32.3 million, or 26%, to $158.6 million for Fiscal 2015 from $126.3 million for Fiscal 2014.

The increase in compensation and benefits reflected the increase in headcount during Fiscal 2015 to support our growing business, including certain employees retained from businesses acquired since June 30, 2014, and employer matching of employee 401(k) contributions beginning in the fourth quarter of Fiscal 2014.

Headcount as of the end of the respective periods was:

	June 30,	June 30,
	2015	2014
Physical Infrastructure	993	861
Cloud and Connectivity	725	623
Other	115	29
Total	1,833	1,513

Network Operations Expenses.    Network operations expenses increased by $21.1 million, or 16%, to $152.5 million for Fiscal 2015 from $131.4 million for Fiscal 2014. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 6% to 85,644 miles at June 30, 2015 from 80,861 miles at June 30, 2014.

Other Expenses.    Other expenses increased by $13.8 million, or 22%, to $75.6 million for Fiscal 2015, from $61.8 million Fiscal 2014. The increase was primarily the result of additional expenses attributable to our Fiscal 2014 and 2015 acquisitions.

Transaction Costs.    Transaction costs increased by $0.9 million, or 17%, to $6.2 million for Fiscal 2015 from $5.3 million for Fiscal 2014. The increase was due to higher transaction-related costs associated with our Fiscal 2015 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $53.0 million, or 21%, to $200.7 million for Fiscal 2015 from $253.7 million for Fiscal 2014.

Prior to our IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. In connection with the IPO, we re-measured the fair value of the common units at the offering date based on various projections involving future stock performance, vesting and forfeitures. The fair value of unvested common units on the offering date is recognized as stock-based compensation expense ratably over the remaining vesting period. For restricted stock unit awards, expense is recognized based on the estimated fair value of the units awarded over the requisite service period.  The estimated fair value of the restricted stock unit awards is impacted by various factors, including market and performance-based targets, expectations regarding future stock performance, the measurement or performance period, and forfeiture rates.  The higher Fiscal 2014 stock-based compensation expense is primarily driven by increases to the estimated fair value of our liability classified common unit awards.

Depreciation and Amortization

Depreciation and amortization expense increased by $68.0 million, or 20%, to $406.2 million for Fiscal 2015 from $338.2 million for Fiscal 2014. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2014 and acquisition-related growth.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2015 and 2014.

	Year ended June 30,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(214.0)	$(203.5)	$(10.5)	(5%)
Loss on extinguishment of debt	(94.3)	(1.9)	(92.4)	*
Foreign currency (loss)/gain on intercompany loans	(24.4)	4.7	(29.1)	*
Other (expense)/income, net	(0.4)	0.3	(0.7)	(233%)
Total other expenses, net	$(333.1)	$(200.4)	$(132.7)	(66%)

*	Not meaningful

Interest expense.   Interest expense increased by $10.5 million, or 5%, to $214.0 million from $203.5 million for the years ended June 30, 2015 and 2014, respectively. The increase was primarily a result of our increased indebtedness and changes in the fair value of our interest rate swaps, partially offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions.

Loss on extinguishment of debt.   During the year ended June 30, 2015, we redeemed our $750.0 million 2020 Secured Notes and a portion of our 2020 Unsecured Notes and repaid $344.5 million on our Term Loan Facility.  As part of the redemptions and early payment on the Term Loan Facility, we paid early redemption call premiums totaling $62.6 million and recorded an expense of $31.7 million related to unamortized debt issuance costs and discounts associated with the extinguished indebtedness.  These expenses were recorded as a loss on extinguishment of debt during the year ended June 30, 2015.

Foreign currency (loss)/gain on intercompany loans.   Foreign currency (loss)/gain on intercompany loans decreased to a loss of $24.4 million for the years ended June 30, 2015, from a gain of $4.7 million for the year ended June 30, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

(Benefit)/provision for Income Taxes

Income tax expense decreased over the prior year by $46.1 million, to an income tax benefit of $8.8 million for Fiscal 2015, from an income tax expense of $37.3 million for Fiscal 2014. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. In addition, as a result of our stock-based compensation related to our CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes (in millions):

	Year ended June 30,
	2015	2014
Expected benefit/provision at the statutory rate	$(57.4)	$(50.5)
Increase/(decrease) due to:
Non-deductible stock-based compensation	59.4	96.5
State income taxes benefit, net of federal benefit	(7.4)	(6.6)
Transactions costs not deductible for tax purposes	0.7	0.8
Reversal of uncertain tax positions, net	—	(2.6)
Change in effective tax rate	(2.2)	(0.3)
Change in valuation allowance	—	1.3
Foreign tax rate differential	0.6	1.0
Other, net	(2.5)	(2.3)
(Benefit)/provision for income taxes	$(8.8)	$37.3

Discontinued Operations

Our earnings from discontinued operation, net of taxes, of $2.3 million during the year ended June 30, 2014 relates to the operations of OVS, which we spun off on June 13, 2014.  See Note 4-Spin-off of Business to our consolidated financial statements.

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

Revenue

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Physical Infrastructure	$495.4	$413.0	$82.4	20%
Cloud and Connectivity	606.2	570.5	35.7	6%
Other	28.1	27.8	0.3	1%
Eliminations	(6.5)	(6.9)	0.4	(6%)
Consolidated	$1,123.2	$1,004.4	$118.8	12%

Our total revenue increased by $118.8 million, or 12%, to $1,123.2 million for Fiscal 2014, from $1,004.4 million for Fiscal 2013. The increase in revenue was driven by our organic growth as well as the timing of our Fiscal 2014 and Fiscal 2013 acquisitions.

We estimate that we achieved an organic growth rate of approximately 6% year-over-year. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer industry verticals. Further underlying revenue drivers included:

•

Bookings increased from $17.7 million to $21.8 million in combined MRR and MAR. This growth was driven by increased customer demand for our services, our growing fiber and datacenter footprint (from both organic investments and acquisitions), and our sales force’s improved effectiveness in selling this base of assets. The total contract value associated with this period’s bookings was approximately $1,700.0 million.

•

Installs increased to $5.2 million for Fiscal 2014, from $4.8 million for Fiscal 2013, but trailed the increase in bookings, which included more infrastructure-related services with longer booking to install time intervals. Examples included several FTT sales and a large dark fiber sale to Level 3 (previously, TW Telecom).

•	Total churn grew to $14.7 million from $13.6 million, although the monthly churn percentage remained constant at 1.4% between Fiscal 2013 and Fiscal 2014.

We estimate that the period-over-period acquisition-related revenue growth was approximately 6%. Multiple Fiscal 2014 and Fiscal 2013 acquisitions impacted revenue growth between the two periods. The five Fiscal 2014 acquisitions were completed on August 1, 2013, October 1, 2013, October 2, 2013, March 4, 2014, and May 16, 2014 and were included in our Fiscal 2014 results for approximately eleven, nine, nine, four, and one month(s), respectively. The Fiscal 2014 acquisitions represented smaller acquisitions of dark fiber and colocation-only providers, with the exception of Geo, which was a larger acquisition of a European-based dark fiber and wavelength services provider completed in the fourth quarter of Fiscal 2014. The six Fiscal 2013 acquisitions were completed at various times throughout the year, although the largest (AboveNet) closed on July 2, 2012 and was fully included in our annual results for the year ended June 30, 2014 and 2013 and therefore was not a contributor to the period-over-period acquisition growth. The other acquisitions were included in our results of operations for only part of Fiscal 2013 compared to their inclusion for all of Fiscal 2014.

Physical Infrastructure.    Revenues from our Physical Infrastructure segment increased by $82.4 million, or 20%, to $495.4 million for Fiscal 2014 from $413.0 million for Fiscal 2013.

Dark fiber is the largest Strategic Product Group within the segment and benefited from continuing growth in infrastructure demand. Our FTT and zColo products also contributed to the segment’s growth. Bookings of MRR and MAR for the year ended June 30, 2014, were $10.6 million (with a total contract value of approximately $1,300.0 million), nearly double the $6.3 million in bookings for the prior annual period. Installs were $8.1 million for Fiscal 2014, compared to $6.5 million for the prior annual period. The monthly churn percentage decreased between the two periods to 0.8% from 0.9%. All of the Fiscal 2014 acquisitions impacted the Physical Infrastructure segment revenues as FiberLink (dark fiber) and CoreLink and CoreXchange (both colocation) were Physical Infrastructure-only businesses and Geo was primarily Physical Infrastructure (dark fiber).

Cloud and Connectivity.    Revenues from our Cloud and Connectivity segment increased by $35.7 million, or 6%, to $606.2 million for Fiscal 2014, from $570.5 million for Fiscal 2013.

Growth was strongest in the segment’s Ethernet and IP Strategic Product Groups, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions we proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations. Bookings of MRR and MAR decreased slightly to $11.1 million from $11.3 million between the two periods, with a total contract value of approximately $420.0 million, for the year ended June 30, 2014. Installs were $11.5 million for the year ended June 30, 2014, compared to $11.8 million for the comparative annual period. The monthly churn percentage remained consistent at 1.7% for the two periods, resulting in total churn processed of $10.2 million compared to $9.6 million in the prior fiscal year. The Cloud and Connectivity period-over-period revenue results were primarily influenced by the carryover impacts from the Fiscal 2013 acquisitions, as the Fiscal 2014 acquisitions mostly impacted the Physical Infrastructure segment.

Other.    Revenue from our Other segment, consisting of ZPS, increased by 1%, or $0.3 million, to $28.1 million for Fiscal 2014 from $27.8 million for Fiscal 2013. The increase was largely driven by a one-time equipment sale in the fourth quarter of Fiscal 2014. The Other segment represented approximately 3% of our total revenue.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	Year ended June 30,
	2014		2013
Monthly recurring revenue	$1,030.1	92%	$941.2	94%
Amortization of deferred revenue	55.6	5%	43.1	4%
Other Revenue	37.5	3%	20.1	2%
Total Revenue	$1,123.2	100%	$1,004.4	100%

Operating Costs and Expenses

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Physical Infrastructure	$541.9	$374.6	$167.3	45%
Cloud and Connectivity	502.9	497.5	5.4	1%
Other	22.3	24.2	(1.9)	(8%)
Eliminations	—	(1.5)	1.5	(100%)
Consolidated	$1,067.1	$894.8	$172.3	19%

Physical Infrastructure.    Physical Infrastructure operating costs and expenses increased by $167.3 million, or 45%, to $541.9 million for Fiscal 2014 from $374.6 million for Fiscal 2013. The increase in operating costs and expenses was primarily a result of the acquisitions of Geo, CoreXchange, Fiberlink, Access, Corelink and CoreNAP, in Fiscal 2014 and Fiscal 2013.

Cloud and Connectivity.    Cloud and Connectivity operating costs and expenses increased by $5.4 million, or 1%, to $502.9 million for Fiscal 2014 from $497.5 million for Fiscal 2013. The relatively flat operating costs and expenses in relation to the 6% increase in revenue for Cloud and Connectivity was primarily due to realized network-related cost synergies related to our acquisitions, and, to a lesser extent, ongoing off-net circuit cost reduction projects.

Other.    Other operating costs and expenses decreased by $1.9 million, or 8%, to $22.3 million for Fiscal 2014 from $24.2 million for Fiscal 2013. The reduction in other operating costs and expenses was primarily attributable to a reduction in MRR.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2014 and 2013.

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Netex	$150.4	$145.9	$4.5	3%
Compensation and benefits expenses	126.3	123.4	2.9	2%
Netops expense	131.4	120.9	10.5	9%
Other Operating expense	61.8	60.1	1.7	3%
Transaction costs	5.3	14.2	(8.9)	(63%)
Stock-based compensation	253.7	105.8	147.9	140%
Depreciation and Amortization	338.2	324.5	13.7	4%
Total Operating costs and expenses	$1,067.1	$894.8	$172.3	19%

Netex.    Our Netex increased by $4.5 million, or 3%, to $150.4 million for Fiscal 2014 from $145.9 million for Fiscal 2013. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2013 and Fiscal 2014, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue decreased to 13% from 15% as a result of cost reductions and because our incremental revenue typically has less third-party network service costs associated with it than the existing base of revenue.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $2.9 million, or 2%, from $123.4 million for Fiscal 2013 to $126.3 million for Fiscal 2014.

The increase in compensation and benefits reflected the increase in headcount during Fiscal 2014 to support our growing business, including certain employees retained from businesses acquired since June 30, 2013, and employer matching of employee 401(k) contributions beginning in the fourth quarter of Fiscal 2014. This was partially offset by a reduction in bonus payout as the average payout for the year ended June 30, 2013 was approximately 130% of target as compared to approximately 100% of target for the year ended June 30, 2014.

Headcount as of the end of the respective periods was:

	Year ended June 30,
	2014	2013
Physical Infrastructure	861	584
Cloud and Connectivity	623	546
Other	29	30
Total	1,513	1,160

Netops.    Netops expense increased by $10.5 million, or 9%, to $131.4 million for Fiscal 2014 from $120.9 million for Fiscal 2013. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 7%, to 80,860 miles at June 30, 2014, from 75,839 miles at June 30, 2013.

Other Expenses.    Other expenses increased by $1.7 million, or 3%, to $61.8 million for Fiscal 2014 from $60.1 million for Fiscal 2013. The increase was primarily the result of additional expenses attributable to our Fiscal 2014 and Fiscal 2013 acquisitions, which were partially offset by the receipt of $3.8 million in connection with an escrow settlement relating to the 360networks acquisition during the second quarter of Fiscal 2014.

Transaction Costs.    Transaction costs decreased by $8.9 million, or 63%, to $5.3 million for Fiscal 2014 from $14.2 million for Fiscal 2013. The decrease was due to higher transaction-related costs in the first quarter of Fiscal 2013 associated with the AboveNet acquisition, partially offset by the transaction-related costs associated with the Geo and Neo acquisitions in Fiscal 2014.

Stock-Based Compensation.    Stock-based compensation expense increased by $147.9 million, or 140%, from $105.8 million for Fiscal 2013 to $253.7 million for Fiscal 2014.

Prior to our IPO, we recognized changes in the fair value of the common units through increases or decreases in stock-based compensation expense and adjustments to the related stock-based compensation liability. This liability was impacted by changes in the estimated value of the common units, number of vested common units, and distributions made to holders of the common units. The following table reflects the estimated fair value of the common units during the relevant periods impacting the stock-based compensation expense for the years ended June 30, 2014 and June 30, 2013:

	Estimated fair value as of June 30,
Common Units	2014	2013	2012
	(estimated value per unit)
Class A	$2.47	$1.50	$0.92
Class B	2.22	1.34	0.81
Class C	1.92	1.14	0.68
Class D	1.86	1.1	0.65
Class E	1.62	0.95	0.55
Class F	1.44	0.75	0.49
Class G	0.82	0.46	n/a
Class H	0.70	0.38	n/a
Class I	0.45	n/a	n/a
Class J	0.33	n/a	n/a
Class K	0.29	n/a	n/a
ZPS Class A	0.09	0.2	n/a

Depreciation and Amortization

Depreciation and amortization expense increased by $13.7 million, or 4%, to $338.2 million for Fiscal 2014 from $324.5 million for Fiscal 2013. The increase was primarily the result of depreciation related to capital expenditures since June 30, 2013 and acquisition-related growth.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2014 and 2013.

	Year ended June 30
	2014	2013	$ Variance	% Variance
	(in millions)
Interest expense	$(203.5)	$(202.5)	$(1.0)	*
Loss on extinguishment of debt	(1.9)	(77.3)	75.4	*
Foreign currency gain on intercompany loans	4.7	0.1	4.6	*
Other income, net	0.3	0.3	—	*
Total other expenses, net	$(200.4)	$(279.4)	$79.0	28%
* not meaningful

Interest Expense.    Interest expense increased by $1.0 million, or less than 1%, to $203.5 million for Fiscal 2014, from $202.5 million for Fiscal 2013. The increase was primarily a result of additional interest expense related to the $150.0 million and $275.0 million add-ons to our Term Loan Facility during the second and fourth quarters of Fiscal 2014, respectively. Also contributing to the increase in interest expense was the impact of changes in market value of our interest rate swaps during the year ended June 30, 2014 as compared to the year ended June 30, 2013. The change in market value was additional interest expense of $4.7 million for the year ended June 30, 2014 as compared to a reduction in interest expense of $2.6 million for the year ended June 30, 2013, representing a year over year increase in interest expense of $7.3 million. These increases were partially offset by a decrease in interest expense resulting from the amendments to our Credit Agreement during the second and third quarters of Fiscal 2013 and second quarter of Fiscal 2014 to lower the interest rates on our Term Loan Facility and Revolver, in addition to quarterly principal payments on our Term Loan Facility, which reduced our outstanding debt obligations.

Loss on Extinguishment of Debt.    In connection with the debt refinancing activities during Fiscal 2014, we recognized an expense of $1.9 million associated with debt extinguishment costs, including a cash expense of $0.9 million associated with the payment of third party costs and non-cash expenses of $1.0 million, consisting of $0.7 million associated with the write-off of unamortized debt issuance costs and $0.3 million associated with the write-off of the net unamortized discount on the extinguished debt balances.

In connection with the debt refinancing activities during the Fiscal 2013, we incurred an expense of $77.3 million associated with debt extinguishment costs, including a cash expense of $41.9 million associated with the payment of early redemption fees and other third party expenses on our previous indebtedness and non-cash expenses, including $35.4 million associated with the write-off of unamortized debt issuance costs and unamortized discounts.

Provision for Income Taxes

Income tax expense increased over the prior year by $61.5 million, from an income tax benefit of $24.2 million for Fiscal 2013 to an income tax expense of $37.3 million for Fiscal 2014. Our provision for income taxes included both the current and deferred provision for income tax expense resulting from timing differences between tax and financial reporting accounting bases. In addition, as a result of our pre-IPO stock-based compensation and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax benefit based on the statutory federal tax rate applied to our earnings before income taxes to our actual (benefit)/provision for income taxes:

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual provision/(benefit) for income taxes:

	Year ended June 30,
	2014	2013
Expected benefit/provision at the statutory rate	$(50.5)	$(59.5)
Increase/(decrease) due to:
Non-deductible stock-based compensation	96.5	35.9
State income taxes benefit, net of federal benefit	(6.6)	(2.2)
Transactions costs not deductible for tax purposes	0.8	1.3
Reversal of uncertain tax positions, net	(2.6)	—
State NOL adjustment	—	2.8
Change in effective tax rate	(0.3)	—
Change in valuation allowance	1.3	—
Foreign tax rate differential	1.0	(2.3)
Other, net	(2.3)	(0.2)
(Benefit)/provision for income taxes	$37.3	$(24.2)

Discontinued Operations

Our earnings from discontinued operations, net of taxes, of $2.3 million and $8.4 million during Fiscal 2014 and Fiscal 2013, respectively, related to the operations of OVS, which we spun off on June 13, 2014.  See Note 4-Spin-off of Business to our consolidated financial statements.

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

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the indentures governing our outstanding 2020 Unsecured Notes, 2023 Unsecured Notes, and 2025 Unsecured Notes (collectively, the “Notes”). The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from continuing operations are as follows:

	For the year ended June 30, 2015
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$432.8	$344.5	$5.3	$-	$782.6
Interest Expense	(136.0)	(78.0)	—	—	(214.0)
Depreciation and amortization expense	(263.6)	(140.7)	(1.9)	—	(406.2)
Transaction costs	(2.9)	(0.9)	—	(2.4)	(6.2)
Stock-based compensation	(110.0)	(91.2)	0.5	—	(200.7)
Loss on extinguishment of debt	(55.0)	(39.3)	—	—	(94.3)
Unrealized foreign currency loss on intercompany loans	—	(0.3)	—	(24.1)	(24.4)
Non-cash loss on investments	(0.9)	—	—	—	(0.9)
Earnings/(loss) from continuing operations before provision for income tax	(135.6)	(5.9)	3.9	(26.5)	(164.1)
Benefit for income taxes	—	—	—	8.8	8.8
Net (loss)/earnings	$(135.6)	$(5.9)	$3.9	$(17.7)	$(155.3)

	For the year ended June 30, 2014
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$324.9	$325.9	$8.0	$(5.2)	$653.6
Interest Expense	(121.8)	(81.2)	—	(0.5)	(203.5)
Depreciation and amortization expense	(205.0)	(131.4)	(1.8)	—	(338.2)
Transaction costs	(2.8)	(1.0)	—	(1.5)	(5.3)
Stock-based compensation	(163.4)	(90.0)	(0.3)	—	(253.7)
Loss on extinguishment of debt	(1.1)	(0.8)	—	—	(1.9)
Unrealized foreign currency translation gain on intercompany loans	—	—	—	4.7	4.7
Earnings/(loss) from continuing operations before provision for income tax	(169.2)	21.5	5.9	(2.5)	(144.3)
Provision for income taxes	—	—	—	(37.3)	(37.3)
Earnings from discontinued operations, net of income taxes	—	—	—	2.3	2.3
Net (loss)/earnings	$(169.2)	$21.5	$5.9	$(37.5)	$(179.3)

	For the year ended June 30, 2013
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$275.7	$277.8	$6.2	$(5.3)	$554.4
Interest Expense	(119.0)	(83.5)	—	—	(202.5)
Depreciation and amortization expense	(183.5)	(139.1)	(1.9)	—	(324.5)
Transaction costs	(7.2)	(7.0)	—	—	(14.2)
Stock-based compensation	(46.4)	(58.6)	(0.8)	—	(105.8)
Loss on extinguishment of debt	(45.1)	(32.2)	—	—	(77.3)
Unrealized foreign currency translation gain on intercompany loans	—	—	—	0.1	0.1
Earnings/(loss) from continuing operations before provision for income tax	(125.5)	(42.6)	3.5	(5.2)	(169.8)
Benefit for income taxes	—	—	—	24.2	24.2
Earnings from discontinued operations, net of income taxes	—	—	—	8.4	8.4
Net (loss)/earnings	$(125.5)	$(42.6)	$3.5	$27.4	$(137.2)

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity contributions, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the Indentures governing our Notes and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indenture governing our 2020 Unsecured Notes limits any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indenture) to a pro forma secured debt ratio of 4.50 times our previous quarter’s annualized modified EBITDA (as defined in the indenture) and limits ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that ZGL maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires ZGL and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of ZGL and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.

As of June 30, 2015, we had $308.6 million in cash and cash equivalents and a working capital surplus of $181.0 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of June 30, 2015, we had $440.8 million available under our Revolver, subject to certain conditions.

Our capital expenditures, net of stimulus grants, increased by $169.6 million, or 47%, during the year ended June 30, 2015 as compared to the year ended June 30, 2014, to $530.4 million from $360.8 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including available borrowings under our $450.0 million Revolver), equity offerings, and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, issue new debt or equity securities through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Cash Flows

We believe that our cash flows from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

We regularly consider acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.

The following table sets forth the components of our cash flows for the years ended June 30, 2015, 2014 and 2013.

	Year Ended June 30,
	2015	2014	2013
	(In millions)
Net cash provided by operating activities	$605.4	$566.5	$404.9
Net cash used in investing activities	$(1,386.1)	$(754.1)	$(2,804.0)
Net cash provided by financing activities	$795.7	$392.7	$2,340.0

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $38.9 million to $605.4 million from $566.5 million during the years ended June 30, 2015 and 2014, respectively.

Net cash flows from operating activities during the year ended June 30, 2015 include the loss from continuing operations of $155.3 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $406.2 million, stock-based compensation expense of $200.7 million, foreign currency loss on intercompany loans of $24.4 million and non-cash cash interest expense of $19.7 million plus an add back for $94.3 million associated with a loss on extinguishment of debt, partially offset by the deferred tax benefit of $13.3 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $149.1 million, less amortization of deferred revenue of $72.1 million.  Cash flow during the period was reduced by the net change in working capital components of $51.1 million.  The $51.1 million cash outflow associated with the change in working capital components was primarily driven by increases in trade receivables of $11.2 million, decrease of accounts payable and accrued liabilities of $22.1 million and increases in other assets and liabilities of $14.4 million.

Net cash flows from operating activities during the year ended June 30, 2014 represents our net loss from continuing operations of $181.6 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $338.2 million, non-cash interest expense of $22.1 million, the deferred tax provision of $24.2 million, stock-based compensation expense of $253.7 million and loss on extinguishment of debt of $1.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $163.8 million, less amortization of deferred revenue of $55.6 million. Cash flow during the period was increased by the net change in working capital components of $2.6 million.

The increase in net cash flows from operating activities during the year ended June 30, 2015 as compared to the year ended June, 2014 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2014 and Fiscal 2015 acquisitions, offset in part by increased interest and tax payments.

Net cash flows from operating activities increased by $161.6 million, or 40%, to $566.5 million from $404.9 million during the years ended June 30, 2014 and 2013, respectively.

Net cash flows from operating activities during the year ended June 30, 2013 represents the loss from continuing operations of $145.6 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $324.5 million, stock-based compensation expense of $105.8 million, losses on extinguishment of debt of $77.3 million, additions to deferred revenue of $61.7 million and non-cash interest expense of $12.3 million, offset by amortization of deferred revenue of $43.1 million and deferred tax benefit of $25.9 million, plus the net change in working capital components.

The increase in net cash flows from operating activities during the year ended June 30, 2014 as compared to the year ended June 30, 2013 is primarily a result of additional earnings from our organic growth, a higher volume of upfront IRU payments, cost synergies realized from our acquisitions and interest expense savings from our refinancings.

Cash Flows Used in Investing Activities

We used cash in investing activities of $1,386.1 million, $754.1 million and $2,804.0 million during the years ended June 30, 2015, 2014 and 2013, respectively.

During the year ended June 30, 2015, our principal uses of cash for investing activities were $530.4 million in additions to property and equipment and $855.7 million in net cash paid for acquisitions.

During the year ended June 30, 2014, our principal uses of cash for investing activities were $360.8 million in additions to property and equipment and $393.0 million in net cash paid for acquisitions.

During the year ended June 30, 2013, our principal uses of cash for investing activities were $323.3 million in additions to property and equipment, net of stimulus grant reimbursements and $2,483.4 million in net cash paid for acquisitions.  Our largest acquisition in Fiscal 2013 was our $2,210.0 million acquisition of AboveNet.

Cash Flows Provided By Financing Activities

Our net cash provided by financing activities was $795.7 million, $392.7 million and $2,340.0 million during the years ended June 30, 2015, 2014 and 2013, respectively.

Our cash flows provided by financing activities during the year ended June 30, 2015 are primarily comprised of $1,787.3 million from debt proceeds and $413.7 million of proceeds from equity offerings. These were partially offset by $1,292.0 million of principal payments on long-term debt and capital lease obligations, $62.6 million of early redemption fees on debt extinguished, $24.2 million of debt issuance costs and $26.5 million in direct costs associated with the equity offerings.

Our cash flows provided by financing activities during the year ended June 30, 2014 are primarily comprised of $423.6 million from debt proceeds, partially offset by $25.9 million of principal payments on long-term debt and capital lease obligations and $4.9 million in debt issuance costs.

Our cash flows from financing activities during the year ended June 30, 2013 primarily consist of $3,189.3 million from the proceeds from long-term debt, $343.8 million in equity contributions from CII and $22.6 million in net transfers of cash out of restricted cash accounts. These cash inflows were partially offset by $83.1 million in debt issuance costs, $1,060.5 million in principal repayments on long-term debt and capital lease obligations and $72.1 million in early redemption fees on debt extinguishments.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2015 for continuing operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt (principal and interest)	$4,986.4	$213.8	$393.4	$390.9	$3,988.3
Operating leases	$673.9	119.3	162.3	111.6	280.7
Purchase obligations	226.4	226.4	—	—	—
Capital leases (principal and interest)	$45.1	6.4	12.6	8.8	17.3
Total	$5,931.8	$565.9	$568.3	$511.3	$4,286.3

Our operating leases and purchase commitments include expected payments for our operating facilities, network services and capacity, communications equipment, and maintenance obligations. Our purchase commitments are primarily success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital. The contractual long-term debt payments, above, include an estimate of future interest expense based on the interest rates in effect on our floating rate debt obligations as of the most recent balance sheet date.

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2015 were $191.2 million and represent 32% of our cash flows from operating activities before interest expense. We also made cash payments related to principal payments on our long-term debt and capital lease obligations of $23.1 million (exclusive of the impact of redemption and refinancing transactions), which are reflected in our cash flows from financing activities, and represent 4% of our cash flows from operating activities.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii), or disclosed in Note 14-Commitments and Contingencies to our audited consolidated financial statements, or in the Contractual Cash Obligations table included above.

Recently Issued Accounting Pronouncements

Debt Issuance Costs

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of Fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $71.0 million and $89.4 million of unamortized debt issuance costs related to the Company's Notes from other non-current assets to long-term debt within its consolidated balance sheets as of both June 30, 2015 and June 30, 2014, respectively.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical results which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We have accounting policies that involve estimates such as the allowance for doubtful accounts, revenue reserves, useful lives of long-lived assets, fair value of our common and preferred units issued as compensation, accruals for estimated tax and legal liabilities, accruals for exit activities associated with real estate leases, accruals for customer disputes and valuation allowance for deferred tax assets. We have identified the policies below, which require the most significant judgments and estimates to be made in the preparation of our consolidated financial statements, as critical to our business operations and an understanding of our results of operations.

Revenue and Trade Receivables

We recognize revenue derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to government authorities are excluded from revenue.

We often bill customers for upfront charges, which are non-refundable. These charges relate to down payments or prepayments for future services and are influenced by various business factors including how we and the customer agree to structure the payment terms. If the upfront payment made by a customer provides no benefit to the customer beyond the contract term, the upfront charge is deferred and recognized as revenue ratably over the contract term. If the upfront payment provides benefit to the customer beyond the contract term, the charge is recognized as revenue over the estimated life of the customer relationship.

Revenue attributable to leases of dark fiber pursuant to IRUs is accounted for in the same manner as the accounting treatment for sales of real estate with property improvements or integral equipment. This accounting treatment typically results in the deferral of revenue for the cash that has been received and the recognition of revenue ratably over the term of the agreement (generally up to 20 years).

Revenue is recognized at the amount expected to be realized, which includes billing and service adjustments. During each reporting period, we make estimates for potential future sales credits to be issued in respect of current revenue related to service interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity when evaluating our credit reserve requirements. We reserve for known service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. The determination of the customer dispute credit reserve involves significant judgment, estimations and assumptions.

We defer recognition of revenue until cash is collected on certain components of revenue, principally contract termination charges and late fees.

We estimate the ability to collect our receivables by performing ongoing credit evaluations of our customers’ financial condition, and provide an allowance for doubtful accounts based on expected collection of our receivables. Our estimates are based on assumptions and other considerations, including payment history, credit ratings, customer financial performance, industry financial performance and aging analysis.

Stock-Based Compensation

We account for our stock-based compensation in accordance with the provisions of ASC 718—Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement.

CII Common Units

The CII common units granted to employees were considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. Prior to our IPO, we adjusted the value of the vested portion of our common unit liability awards to their fair value at the end of each reporting period. We used a third party valuation firm to assist in the valuation of the CII common units at each reporting period. In developing a value for the common units, a two-step valuation approach was used. In the first step, we estimated the value of our equity through an analysis of valuations associated with various future potential liquidity scenarios. The second step involved allocating these values across our capital structure.

We allocated value to each class of common units using the Probability Weighted Expected Return Method (“PWERM”). The unit value was based on a probability-weighted present value of expected future proceeds to our shareholders, considering each potential liquidity scenario available to us as well as preferential rights of each security. The potential scenarios that we considered within the PWERM framework were remaining a private company with the same ownership, a sale or merger, and an initial public offering. The PWERM utilized a variety of assumptions regarding the likelihood of a certain scenario occurring, if the scenario involved a transaction, the potential timing of such an event, and the potential valuation that each scenario might yield.

Based on these scenarios, management calculated the probability-weighted expected return to all of the equity holders. The resulting enterprise valuation was then allocated across our capital structure. Upon a liquidation of CII, or upon a non-liquidating distribution, the holders of common units would share in the proceeds after the CII preferred unit holders received their unreturned capital contributions and their priority return (6% per annum). After the preferred unreturned capital contributions and the priority return were satisfied, the remaining proceeds were allocated on a scale ranging from 85% to the Class A preferred unit holders and 15% to the common unit holders to 80% to the preferred unit holders and 20% to the common unit holders depending upon the return multiple to the preferred unit holders, also known as the waterfall allocation.

The value attributable to each class of shares was then discounted in order to account for the lack of marketability of the units. In determining the appropriate lack of marketability discount, we evaluated both empirical and theoretical approaches to arrive at a composite range that we believed indicated a reasonable spectrum of discounts for each of the valuation techniques utilized. The empirical methods we evaluated relied on datasets procured from observed transactions in equity interests in the public domain that were perceived to incorporate pricing information related to the marketability (or lack thereof) of the equity interest itself. These empirical methods included initial public offering studies and restricted stock studies. Theoretical models utilized in our analysis formed the primary basis for the discount for lack of marketability, and included the Finnerty Average-Strike Put, the Asian Protective Put and the Black-Scholes-Merton Protective Put.

In connection with our IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with our current and former employees and directors. As a result, previously issued common units, which were historically accounted for as liability awards, became classified as equity awards. Prior to reclassifying our common unit liability to equity, we re-measured the fair value of the CII common units factoring in the change in fair value resulting from the passage of time and the change in fair value caused by the modification. The fair value of these previously vested common units was estimated to be $490.2 million on the modification date, and this amount is reflected in our consolidated statement of stockholders’ equity as an increase to additional paid-in capital during the year ended June 30, 2015. The unrecognized compensation associated with unvested CII common units was $70.2 million as of June 30, 2015, which will be recognized ratably over the remaining vesting period of the outstanding common units through May 15, 2017.

On October 9, 2014, we and CII’s board of managers approved a non-liquidating distribution by CII of shares of our common stock held by CII to holders of CII vested common units. Holders of vested CII common units received shares of our common stock as a distribution in respect of the value of their underlying vested CII common units. Employees with unvested CII common units will continue to receive monthly distributions from CII of our common stock as they vest under the original terms of the CII common unit grant agreements. CII may be required to distribute additional shares of our common stock to CII common unit holders on a quarterly basis through June 30, 2016 based on our stock price performance, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is our stock price at each subsequent measurement date. Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.

The valuation of the CII common units as of the date of our IPO was determined based on a Monte Carlo simulation. The Monte Carlo valuation analysis attempts to approximate the probability of certain outcomes by running multiple trial runs, called simulations, using random variables to generate potential future stock prices. This valuation technique was used to estimate the fair value associated with future distributions of our common stock to CII common unit holders. The Monte Carlo simulation first projects the number of shares to be distributed by CII to the common unit holders at each subsequent measurement date based on stock price projections under each simulation. Shares attributable to unvested CII common units are subject to the existing vesting provisions of the CII common unit awards. The estimated future value of shares scheduled to be distributed by CII based on vesting provisions are calculated under each independent simulation. The present value of the number of shares of common stock to be distributed to common unit holders under each simulation is then computed, and the average of each simulation is the fair value of our common stock to be distributed by CII to the common unit holders. This value was then adjusted for prior non-liquidating distributions made by us to derive a value for CII common units by class and on a per unit basis. These values were used to calculate the fair value of outstanding CII common units as of the IPO date. Various inputs and assumptions were utilized in the valuation method, including forfeiture behavior, vesting provisions, holding restrictions, peer companies’ historical volatility, and an appropriate risk-free rate.

Performance Incentive Compensation Plan

In October 2014, our Board of Directors adopted the 2014 Performance Compensation Incentive Plan (“PCIP”). The PCIP includes incentive cash compensation and equity (in the form of restricted stock units or “RSUs”). Grants of RSUs under the PCIP plan are made quarterly for all participants. The PCIP went into effect on October 16, 2014.

The PCIP has two components: Part A and Part B.

Part A

Under Part A of the PCIP, all full-time employees, including our executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have a target RSU annual award value, which will be allocated each fiscal quarter. The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of our common stock over the last ten trading days of the respective performance quarter. Part A RSUs will cliff vest based upon continued employment through the end of the fourth full fiscal quarter ending after the grant date of the Part A RSU. Thereafter, the RSUs will be converted for an equal number of shares in our common stock.

Each quarterly Part A award is recorded as a liability as of the end of the respective measurement quarter, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. Upon the issuance of the RSUs, the liability is re-measured, representing the vested portion of the fair value of the actual number of RSUs issued, and the liability is then reclassified to additional paid-in capital. The remaining unvested value is expensed through the respective vesting date.

Part B

Under Part B of the PCIP, participants, who include members of our senior management team, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on our stock price performance over a four fiscal quarter measurement period and Part B RSUs cliff vest based upon continued employment at the end of the measurement period. The existence of a vesting provision that is associated with the performance of our stock price is a market condition, which affects the determination of the grant date fair value. Upon vesting, RSUs convert to shares of our common stock.

The grant date fair value of Part B awards issued during a given period are expensed over the performance period. The grant date fair value is estimated utilizing a Monte Carlo simulation, which uses randomly generated stock-price paths through a Geometric Brownian Motion stock price simulation. This simulation provides a stochastic projection of the ten-day average closing stock price ending on the vesting date (i.e., end of performance period), the total stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, our historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the restriction period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each simulation resulting in a distribution of potential present values. The average of this present value distribution equals the fair value of the grant.

Property and Equipment

We record property and equipment acquired in connection with a business combination at their estimated fair values on the acquisition date. See “—Critical Accounting Policies and Estimates: Acquisitions—Purchase Price Allocation.” Purchases of property and equipment are stated at cost, net of depreciation. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a capital project’s completion are reflected as construction-in-progress and are part of network infrastructure assets. Depreciation begins once the property and equipment is available and ready for use. Certain internal direct labor costs of constructing or installing property and equipment are capitalized. Capitalized direct labor reflects a portion of the salary and benefits of certain field engineers and other employees that are directly related to the construction and installation of network infrastructure assets. We have contracted with third party contractors for the construction and installation of the majority of our fiber network. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements, which are amortized over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of our property and equipment in years are as follows:

Land	N/A
Buildings improvements and site improvements	15 to 20
Furniture, fixtures and office equipment	3 to 7
Computer hardware	3 to 5
Software	3
Machinery and equipment	5 to 7
Fiber optic equipment	8
Circuit switch equipment	10
Packet switch equipment	5
Fiber optic network	15 to 20
Construction in progress	N/A

We perform periodic internal reviews to estimate useful lives of our property and equipment. Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications property and equipment requires a significant amount of judgment. Our internal reviews take into account input from our network services personnel regarding actual usage, physical wear and tear, replacement history, and assumptions regarding the benefits and costs of implementing new technology that factor in the need to meet our financial objectives.

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation is removed from the accounts, and resulting gains or losses are reflected in operating income.

From time to time, we are required to replace or re-route existing fiber due to structural changes such as construction and highway expansions, which is defined as a “relocation.” In such instances, we fully depreciate the remaining carrying value of network infrastructure removed or rendered unusable, and capitalize the new fiber and associated construction costs of the relocation placed into service. To the extent that the relocation does not require the replacement of components of our network, and only involves the act of moving our existing network infrastructure, as-is, to another location, the related costs are expensed as incurred.

Interest costs are capitalized for all assets that require a period of time to get them ready for their intended use. This policy is based on the premise that the historical cost of acquiring an asset should include all costs necessarily incurred to bring it to the condition and location necessary for its intended use. In principle, the cost incurred in financing expenditures for an asset during a required construction or development period is itself a part of the asset’s historical acquisition cost. The amount of interest costs capitalized for qualifying assets is determined based on the portion of the interest cost incurred during the assets’ acquisition periods that theoretically could have been avoided if expenditures for the assets had not been made. The amount of interest capitalized in an accounting period is calculated by applying the capitalization rate to the average amount of accumulated expenditures for the asset during the period. The capitalization rates used to determine the value of interest capitalized in an accounting period is based on our weighted average effective interest rate for outstanding debt obligations during the respective accounting period.

We periodically evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets. We consider various factors to determine if an impairment test is necessary. The factors include: consideration of the overall economic climate, technological advances with respect to equipment, our strategy, and capital planning. Since our inception, no event has occurred nor has there been a change in the business environment that would trigger an impairment test for our property and equipment assets.

Deferred Tax Assets

Deferred tax assets arise from a variety of sources, the most significant being: tax losses that can be carried forward to be utilized against taxable income in future years; and expenses recognized in our income statement but disallowed in our tax return until the associated cash flow occurs.

We record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be recognized. The amount of deferred tax assets recorded on our consolidated balance sheets is influenced by management’s assessment of our future taxable income with regard to relevant business plan forecasts, the reversal of deferred tax balances, and reasonable tax planning strategies. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future taxable income.

In connection with several of our acquisitions, we have acquired significant net operating loss carry forwards (“NOLs”). The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code.

Upon acquiring a company that has NOLs, we prepare an assessment to determine if we have a legal right to use the acquired NOLs. In performing this assessment we follow the regulations within the Internal Revenue Code Section 382: Net Operating Loss Carryovers Following Changes in Ownership. Any disallowed NOLs acquired are written-off in purchase accounting.

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. We continue to monitor our financial performance and other evidence each quarter to determine the appropriateness of our valuation allowance. If we are unable to meet our taxable income forecasts in future periods we may change our conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in our consolidated statement of operations in the period such change occurs.

As of June 30, 2015, we had a cumulative federal (U.S.) NOL carry forward balance of $1,145.2 million. During the year ending June 30, 2015, we utilized $95.6 million of NOL carry forwards that were available to offset future taxable income.  Our NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $511.8 million of acquired NOL carry forwards during Fiscal 2015; however, to the extent that we do not utilize $511.8 million of our acquired NOL carry forwards during a fiscal year, the difference between the $511.8 million maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $1,145.2 million NOL carry forwards balance, $957.0 million of these NOL carry forwards were acquired in acquisitions. The deferred tax assets recognized at June 30, 2015 have been based on future profitability assumptions over a five-year horizon.

The analysis of our ability to utilize our NOL balance is based on our forecasted taxable income. The forecasted assumptions approximate our best estimates, including market growth rates, future pricing, market acceptance of our products and services, future expected capital investments, and discount rates. Although our forecasted income includes increased taxable earnings in future periods, flat earnings over the period in which our NOL carry forwards are available would result in full utilization of our current unreserved NOL carry forwards.

Goodwill and Purchased Intangibles

We review goodwill and indefinite-lived intangible assets for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates.

Intangible assets arising from business combinations, such as acquired customer contracts and relationships (collectively “customer relationships”), are initially recorded at fair value. We amortize customer relationships primarily over an estimated life of ten to twenty years using the straight-line method, as this method approximates the timing in which we expect to receive the benefit from the acquired customer relationship assets. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination.

Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a discounted cash flow analysis. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates.

Our impairment assessment for indefinite-lived intangible assets involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, we will recognize an impairment loss for the difference.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges for goodwill or intangibles during the years ended June 30, 2015, 2014, or 2013.

Acquisitions – Purchase Price Allocation

We apply the acquisition method of accounting to account for business combinations. The cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. Identifiable assets, liabilities, and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date. The excess of the cost of the acquisition over our interest in the fair value of the identifiable net assets acquired is recorded as goodwill. If our interest in the fair value of the identifiable net assets acquired in a business combination exceeds the cost of the acquisition, a gain is recognized in earnings on the acquisition date only after we have reassessed whether we have correctly identified all of the assets acquired and all of the liabilities assumed.

For certain of our larger acquisitions, we engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as customer relationships, tradenames, property and equipment and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, after the acquisition closing date through the end of the measurement period (up to one year) as we finalize valuations for the assets acquired and liabilities assumed.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, and the assumptions and estimates used to determine cash inflows and outflows or other valuation techniques (such as replacement cost). We determine which discount rates to use based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products, forecasted life cycle and forecasted cash flows over that period. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the estimated or forecasted amounts and the difference could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of June 30, 2015, we had outstanding $350.0 million 2025 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $325.6 million 2020 Unsecured Notes (collectively, the “Notes”), a balance of $1,646.8 million on our Term Loan Facility, and $32.7 million of capital lease obligations. As of June 30, 2015, we had $440.8 million available for borrowing under our Revolver.

On April 17, 2015, we entered into a Seventh Amendment to our Credit Agreement governing our Term Loan Facility and the Revolver which increased our borrowing capacity on the Revolver from $250.0 million to $450.0 million.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,109.3 million as of June 30, 2015. Our 2025 Unsecured Notes, 2023 Unsecured Notes and 2020 Unsecured Notes accrue interest at fixed rates of 6.375%, 6.00% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of June 30, 2015, the applicable interest rate on our Revolver was 3.0% and the rate on our Term Loan Facility was 3.75%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.283% or $4.7 million, which is limited as a result of the applicable interest rate as of June 30, 2015 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $16.5 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $7.3 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the year ended June 30, 2015, our foreign activities accounted for 11% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk, a 1% increase in foreign exchange rates would change consolidated revenue by approximately $1.5 million. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. Because of our more recent European expansion related to the Geo and Neo acquisitions, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

We do not have any material commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation under the framework in Internal Control-Integrated Framework (described below), our management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2015. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections entitled “Proposal 1.  Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Proposal 2.  Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Annual Report

1. Financial Statements

Schedules not indicated above have been omitted because of the absence of the condition under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

2. Exhibits

The Exhibits required by this item are listed in the Exhibit Index. Each management contract and compensatory plan or arrangement is denoted with a “+” in the Exhibit Index.

Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the index page at page F-1. Exhibits filed as a part of this report are listed below. Exhibits incorporated by reference are indicated in parentheses.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1**

Amended and Restated Certificate of Incorporation of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 filed with the SEC on November 4, 2014, File No. 333-199856).

3.2**

Amended and Restated Bylaws of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed with the SEC on November 4, 2014, File No. 333-199856).

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

4.4**

Indenture, dated as of May 6, 2015, between Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

10.1**

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

10.2**

Registration Rights Agreement, dated as of October 22, 2014, among Zayo Group Holdings, Inc. and those Persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 22, 2014, File No. 001-36690).

10.3**

Registration Rights Agreement, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Goldman Sachs & Co., as representative of the several initial purchasers set forth on Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 001-36690).

10.4**

Registration Rights Agreement, dated as of March 9, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Barclays Capital Inc., as representative of the several initial purchasers set forth on Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 9, 2015, File No. 001-36690).

10.5**

Registration Rights Agreement, dated as of May 6, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, and Morgan Stanley & Co. LLC, as representative of the several initial purchasers set forth on Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

10.6**

Credit Agreement by and among Zayo Group, LLC, a Delaware limited liability company, Zayo Capital, Inc., a Delaware corporation, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as Administrative Agent for the term loan facility under the Credit Agreement, SunTrust Bank, as the Administrative Agent for the revolving loan facility under the Credit Agreement, SunTrust Bank, as the Issuing Bank, SunTrust Bank, as the Collateral Agent, and the other persons party thereto, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.2 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.7**

Collateral Agency and Inter creditor Agreement, dated as of July 2, 2012, among Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the New Term Loan Facility under the Credit Agreement, SunTrust Bank, as administrative agent for the New Revolving Loan Facility under the Credit Agreement, SunTrust Bank, as joint collateral agent (the “Collateral Agent”), and The Bank of New York Mellon Trust Company, N.A., as initial notes authorized representative (incorporated by reference to Exhibit 10.3 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.8**

Security Agreement, dated as of July 2, 2012, Zayo Group, LLC, Zayo Capital, Inc., the other grantors party thereto, and SunTrust Bank, as the collateral agent for the secured parties (incorporated by reference to Exhibit 10.4 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on July 2, 2012, File No. 333-169979).

10.9**

Amendment No. 1 to the Credit Agreement, dated as of July 17, 2012 entered into by and among Zayo Group, LLC, a Delaware limited liability company, Zayo Capital, Inc., a Delaware corporation, Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent (incorporated by reference to Exhibit 10.2 of Zayo Group, LLC’s Annual Report on Form 10-K filed with the SEC on September 14, 2012, File No. 333-169979).

10.10**

Amendment No. 2 to Credit Agreement, dated as of October 5, 2012, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, Morgan Stanley Senior Funding, Inc., as a joint lead arranger and joint book runner for the Amendment, Barclays Bank PLC, as a joint lead arranger, joint book runner and syndication agent for the Amendment and the undersigned lender (incorporated by reference to Exhibit 10.1 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on October 5, 2012, File No. 333-169979).

10.11**

Amendment No. 3 to Credit Agreement, dated as of February 1, 2013, between Zayo Group, LLC, Zayo Capital, Inc., SunTrust Bank, as revolving facility administrative agent for the Amendment, Morgan Stanley Senior Funding, Inc., as term facility administrative agent for the Amendment and revolving facility lender, Barclays Bank PLC, as a revolving facility lender, Goldman Sachs Bank USA, as a revolving facility lender, Royal Bank of Canada, as a revolving facility lender, and UBS Loan Finance LLC, as a revolving facility lender (incorporated by reference to Exhibit 10.42 of Zayo Group, LLC’s Annual Report on Form 10-K filed with the SEC on September 23, 2013, File No. 333-169979).

10.12**

Amendment No. 4 to Credit Agreement, dated as of February 27, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, Citibank, N.A., as additional revolving loan lender and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on February 28, 2013, File No. 333-169979).

10.13**

Amendment No. 5 to Credit Agreement, dated as of November 26, 2013, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on December 2, 2013, File No. 333-169979).

10.14**

Amendment No. 6 to Credit Agreement, dated as of May 16, 2014, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on May 21, 2014, File No. 333-169979).

10.15**

Amendment No. 7 to Credit Agreement, dated as of April 17, 2015, between Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, and SunTrust Bank, as revolving facility administrative agent, together the administrative agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 20, 2014, File No. 001-36690).

10.16**

Amendment and Restatement Agreement, dated as of May 6, 2015, by and among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the term loan facility, and SunTrust Bank, as administrative agent for the revolving loan facility whereby that certain Credit Agreement, dated as of July 2, 2012, as amended, will be amended and restated in its entirety in the form of that certain First Amended and Restated Credit Agreement, by and among Zayo Group, LLC and Zayo Capital, Inc., as borrowers, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690).

10.17**

Agreement of Lease, dated as of February 17, 1998, by and between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, Zayo Colocation, Inc. (successor by name change of FiberNet Telecom Group, Inc.), FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access, L.L.C.), and Zayo Group, LLC (as guarantor), as assigned on January 1, 2001, as amended on January 1, 2001, December 4, 2003, October 29, 2004, March 1, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.36 of Zayo Group, LLC’s Registration Statement on Form S-4 filed with the SEC on October 18, 2010, File No. 333-169979).

10.18**

Agreement of Lease, dated as of April 1, 2001, between 60 Hudson Owner LLC (successor to Westport Communications LLC and Hudson Telegraph Associates, L.P., formerly known as Hudson Telegraph Associates), a Delaware limited liability company, FiberNet Telecom, Inc. (successor by merger to FiberNet Equal Access L.L.C.), Zayo Colocation, Inc. (successor by change of name to FiberNet Telecom Group, Inc.), and Zayo Group, LLC (as guarantor), as assigned on April 1, 2001, as amended on January 30, 2002, November 7, 2002, April 1, 2003, October 31, 2003, October 29, 2004, January 31, 2005, January 11, 2007, March 2, 2007, April 4, 2007, May 26, 2009 and March 12, 2010 (incorporated by reference to Exhibit 10.37 of Zayo Group, LLC’s Registration Statement on Form S-4 filed with the SEC on October 18, 2010, File No. 333-169979).

10.19**+

Employment Agreement, dated as of February 15, 2014, between Communications Infrastructure Investments, LLC, Zayo Group, LLC, and Daniel P. Caruso (incorporated by reference to Exhibit 10.1 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on February 21, 2014, File No. 333-169979).

10.20**+

Advance Distribution Letter Agreement, dated as of February 15, 2014, between Communications Infrastructure Investments, LLC, Zayo Group, LLC, and Daniel P. Caruso (incorporated by reference to Exhibit 10.2 of Zayo Group, LLC’s Current Report on Form 8-K filed with the SEC on February 21, 2014, File No. 333-169979).

10.21**+

Summary of the Performance-Based Incentive Compensation Program (incorporated by reference to Exhibit 10.14 of our Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on October 6, 2014, File No. 333-197215).

10.22**+	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 of our Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on October 6, 2014, File No. 333-197215).

10.23*+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards).

10.24*+	Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (Part B Awards).

10.25*+	Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (Non-Employee Director Awards).

10.26**+

First Amendment to Employment Agreement, dated as of October 2, 2014, among Communications Infrastructure Investments, LLC, Zayo Group Holdings, Inc. and Daniel P. Caruso (incorporated by reference to Exhibit 10.19 of our Amendment No. 3 to Registration Statement on Form S-1 filed with the SEC on October 6, 2014, File No. 333-197215).

10.27**

Stock Purchase Agreement By and Among Zayo Group, LLC, Latisys-Chicago Holdings Corp., Latisys Holdings Corp., Latisys-Ashburn Holdings Corp. and Latisys Holdings, LLC dated January 13, 2015 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed with the SEC on February 11, 2015, File No. 001-36690).

21.1**	List of Subsidiaries of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 21.1 of our Registration Statement on Form S-1 filed with the SEC on February 24, 2015, File No. 333-202268).

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed or furnished herewith
**	Incorporated herein by reference
+	Management contract and/or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of September, 2015.

ZAYO GROUP HOLDINGS, INC.

By:	/s/ Ken desGarennes
Ken desGarennes Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso Dan Caruso	Chief Executive Officer, Director (principal executive officer)	September 18, 2015

/s/ Ken desGarennes Ken desGarennes	Chief Financial Officer (principal financial and accounting officer)	September 18, 2015

/s/ Michael Choe* Michael Choe	Director	September 18, 2015

/s/ Rick Connor* Rick Connor	Director	September 18, 2015

/s/ Philip Canfield* Philip Canfield	Director	September 18, 2015

/s/ Don Gips* Don Gips	Director	September 18, 2015

/s/ Linda Rottenberg* Linda Rottenberg	Director	September 18, 2015

/s/ Stephanie Comfort* Stephanie Comfort	Director	September 18, 2015

/s/ Gillis Cashman* Gillis Cashman	Director	September 18, 2015
* As Attorney-in-fact
By: /s/ Ken desGarennes Ken desGarennes

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zayo Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Zayo Group Holdings, Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zayo Group Holdings, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

September 18, 2015

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2015	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$308.6	$297.4
Trade receivables, net of allowance of $3.4 and $3.7 as of June 30, 2015 and June 30, 2014, respectively	88.0	57.2
Due from related parties	0.6	0.1
Prepaid expenses	37.3	24.9
Deferred income taxes, net	129.5	160.4
Other assets	3.9	2.4
Total current assets	567.9	542.4
Property and equipment, net	3,299.2	2,822.4
Intangible assets, net	948.3	710.3
Goodwill	1,224.4	866.7
Other assets	54.8	39.9
Total assets	$6,094.6	$4,981.7
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$16.5	$20.5
Accounts payable	40.0	27.0
Accrued liabilities	182.2	175.1
Accrued interest	57.2	57.1
Capital lease obligations, current	4.4	2.4
Deferred revenue, current	86.6	75.4
Total current liabilities	386.9	357.5
Long-term debt, non-current	3,652.2	3,130.3
Capital lease obligation, non-current	28.3	25.8
Deferred revenue, non-current	612.7	501.4
Stock-based compensation liability	1.9	392.4
Deferred income taxes, net	174.7	135.6
Other long-term liabilities	26.7	22.3
Total liabilities	4,883.4	4,565.3
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.001 par value--50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	—	—
Common stock, $0.001 par value--850,000,000 shares authorized; Issued and outstanding 243,008,679 shares and 223,000,000 shares as of June 30, 2015 and June 30, 2014, respectively	0.2	0.2
Additional paid-in capital	1,705.8	755.4
Accumulated other comprehensive (loss)/income	(7.9)	14.4
Accumulated deficit	(486.9)	(331.6)
Note receivable from shareholder	—	(22.0)
Total stockholders' equity	1,211.2	416.4
Total liabilities and stockholders' equity	$6,094.6	$4,981.7

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share data)

	Year ended June 30,
	2015	2014	2013
Revenue	$1,347.1	$1,123.2	$1,004.4
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 12)	413.5	344.2	313.7
Selling, general and administrative expenses (including stock-based compensation—Note 12)	358.4	384.7	256.6
Depreciation and amortization	406.2	338.2	324.5
Total operating costs and expenses	1,178.1	1,067.1	894.8
Operating income	169.0	56.1	109.6
Other expenses
Interest expense	(214.0)	(203.5)	(202.5)
Loss on extinguishment of debt	(94.3)	(1.9)	(77.3)
Foreign currency (loss)/gain on intercompany loans	(24.4)	4.7	0.1
Other (expense)/income, net	(0.4)	0.3	0.3
Total other expenses, net	(333.1)	(200.4)	(279.4)
Loss from operations before income taxes	(164.1)	(144.3)	(169.8)
(Benefit)/provision for income taxes	(8.8)	37.3	(24.2)
Loss from continuing operations	(155.3)	(181.6)	(145.6)
Earnings from discontinued operations, net of income taxes	—	2.3	8.4
Net loss	$(155.3)	$(179.3)	$(137.2)
Weighted-average shares used to compute net loss per share:
Basic and diluted	235,422,549	223,000,000	223,000,000
Loss from continuing operations per share:
Basic and diluted	$(0.66)	$(0.81)	$(0.65)
Earnings from discontinued operations per share:
Basic and diluted	—	0.01	0.04
Net loss per share:
Basic and diluted	$(0.66)	$(0.80)	$(0.61)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended June 30,
	2015	2014	2013
Net loss	$(155.3)	$(179.3)	$(137.2)
Foreign currency translation adjustments	(22.3)	19.2	(4.8)
Comprehensive loss	$(177.6)	$(160.1)	$(142.0)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Note receivable from shareholder	Total Stockholders' Equity
Balance at June 30, 2012	223,000,000	$0.2	$425.3	$—	$(15.1)	$—	$410.4
Capital contributed (cash)	—	—	337.1	—	—	—	337.1
Non-cash contributions from CII, net	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	0.9	—	—	—	0.9
Foreign currency translation adjustment	—	—	—	(4.8)	—	—	(4.8)
Net loss	—	—	—	—	(137.2)	—	(137.2)
Balance at June 30, 2013	223,000,000	$0.2	$763.2	$(4.8)	$(152.3)	$—	$606.3
Capital contributed, non-cash	—	—	22.0	—	—	(22.0)	—
Stock-based compensation	—	—	0.4	—	—	—	0.4
Foreign currency translation adjustment	—	—	—	19.2	—	—	19.2
CII Preferred Units issued for Corelink Data Centers, LLC purchase	—	—	1.6	—	—	—	1.6
Spin off of Onvoy, LLC	—	—	(31.8)	—	—	—	(31.8)
Net loss	—	—	—	—	(179.3)	—	(179.3)
Balance at June 30, 2014	223,000,000	$0.2	$755.4	$14.4	$(331.6)	$(22.0)	$416.4
Proceeds from issuance of common stock	20,008,679	—	387.2	—	—	—	387.2
Reclassification of common unit liability to additional paid in capital	—	—	490.2	—	—	—	490.2
Stock-based compensation	—	—	95.0	—	—	—	95.0
Non-cash settlement of note receivable from Communications Infrastructure Investments, LLC	—	—	(22.0)	—	—	22.0	—
Foreign currency translation adjustment				(22.3)			(22.3)
Net loss	—	—	—	—	(155.3)	—	(155.3)
Balance at June 30, 2015	243,008,679	$0.2	$1,705.8	$(7.9)	$(486.9)	$—	$1,211.2

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended June 30,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(155.3)	$(179.3)	$(137.2)
Earnings from discontinued operations, net of income taxes	—	2.3	8.4
Loss from continuing operations	(155.3)	(181.6)	(145.6)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations
Depreciation and amortization	406.2	338.2	324.5
Loss on extinguishment of debt	94.3	1.9	77.3
Non-cash interest expense	19.7	22.1	12.3
Stock-based compensation	200.7	253.7	105.8
Amortization of deferred revenue	(72.1)	(55.6)	(43.1)
Additions to deferred revenue	149.1	163.8	61.7
Provision for bad debts	1.9	1.9	2.1
Foreign currency loss/(gain) on intercompany loans	24.4	(4.7)	(0.1)
Non-cash loss on investments	0.9	—	—
Lease termination charge	—	—	10.2
Deferred income taxes	(13.3)	24.2	(25.9)
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(11.2)	20.5	(4.4)
Prepaid expenses	(2.9)	(1.4)	1.9
Payables to/(from) related parties, net	(0.5)	5.6	16.8
Accounts payable and accrued liabilities	(22.1)	(6.6)	15.3
Other assets, current and non-current	(7.5)	(1.7)	(11.1)
Other liabilities	(6.9)	(13.8)	7.2
Net cash provided by operating activities of continuing operations	605.4	566.5	404.9
Cash flows from investing activities
Purchases of property and equipment	(530.4)	(360.8)	(332.6)
Broadband stimulus grants received	—	—	9.3
Acquisition of Latisys Holdings, LLC , net of cash acquired	(677.5)	—	—
Acquisition of Ideatek Systems, Inc., net of cash acquired	(52.7)	—	—
Acquisition of Neo Telecoms, net of cash acquired	(73.9)	—	—
Acquisition of Colo Facilities Atlanta, net of cash acquired	(51.9)	—	—
Acquisition of Geo Networks Limited, net of cash acquired	—	(292.3)	—
Acquisition of CoreXchange, LLC	0.3	(17.5)	—
Acquisition of Fiberlink, LLC, net of cash acquired	—	(43.1)	—
Acquisition of Access Communications, Inc., net of cash acquired	—	(40.1)	—
Acquisition of Core NAP, LP	—	—	(7.1)
Acquisition of Litecast/Balticore, LLC	—	—	(22.2)
Acquisition of First Telecom Services, LLC	—	—	(109.7)
Acquisition of USCarrier Telecom, LLC	—	—	(16.1)
Acquisition of FiberGate, net of cash acquired	—	—	(118.3)
Acquisition of Abovenet, Inc., net of cash acquired	—	—	(2,210.0)
Other	—	(0.3)	2.7
Net cash used in investing activities of continuing operations	(1,386.1)	(754.1)	(2,804.0)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

Cash flows from financing activities
Proceeds from debt	1,787.3	423.6	3,189.3
Proceeds from revolving credit facility	—	195.0	—
Proceeds from equity offerings and contributions	413.7	—	343.8
Direct costs associated with equity offerings	(26.5)	—	—
Distribution to parent	—	(0.1)	—
Principal payments on long-term debt	(1,288.5)	(18.0)	(1,058.6)
Payment of early redemption fees on debt extinguished	(62.6)	—	(72.1)
Principal payments on capital lease obligations	(3.5)	(7.9)	(1.9)
Payments on revolving credit facility	—	(195.0)	—
Payment of debt issuance costs	(24.2)	(4.9)	(83.1)
Change in restricted cash, net	—	—	22.6
Net cash provided by financing activities of continuing operations	795.7	392.7	2,340.0
Cash flows from continuing operations	15.0	205.1	(59.1)
Cash flows from discontinued operations
Operating activities	—	15.7	20.9
Investing activities	—	(5.1)	(1.7)
Financing activities	—	(7.4)	(11.1)
Cash flows from discontinued operations	—	3.2	8.1
Effect of changes in foreign exchange rates on cash	(3.8)	1.0	(0.3)
Net increase/(decrease) in cash and cash equivalents	11.2	206.1	(51.3)
Continuing operations:
Cash and cash equivalents, beginning of year	$297.4	$91.3	$150.7
Cash flows from continuing operations	15.0	205.1	(59.1)
Effect of changes in foreign exchange rates on cash	(3.8)	1.0	(0.3)
Cash and cash equivalents, end of period	$308.6	$297.4	$91.3
Discontinued Operations:
Cash and cash equivalents, beginning of year	$—	$15.9	$7.8
Cash flows from discontinued operations	—	3.2	8.1
Cash included in Onvoy, LLC spin-off	—	(19.1)	—
Cash and cash equivalents, end of period	$—	$—	$15.9
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest - continuing operations	$191.2	$175.3	$143.5
Cash paid for interest, net of capitalized interest - discontinued operations	—	0.4	0.6
Cash paid for income taxes	14.5	5.7	2.8
Non-cash purchases of equipment through capital leasing	6.8	10.5	11.4
Increase in accounts payable and accrued expenses for purchases of property and equipment - continuing operations	8.4	10.9	15.0
Increase in accounts payable and accrued expenses for purchases of property and equipment - discontinued operations	—	—	0.1

Refer to Note 3 — Acquisitions for details regarding the Company’s recent acquisitions and Note 4 — Spin-off of Business for details regarding the Company’s discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in bandwidth infrastructure provision and services. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

•	Physical infrastructure, including dark fiber, mobile infrastructure and colocation services.
•	Cloud and Connectivity, previously referred to as Lit Services, including wavelengths, Ethernet, IP, SONET and Cloud services.
•	Other services, including Zayo Professional Services.

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

Initial Public Offering

Prior to its initial public offering (“IPO”), Zayo Group Holdings was wholly owned by Communications Infrastructure Investments, LLC (“CII”). On October 22, 2014, the Company completed an IPO of 24,079,002 shares of common stock at an offering price of $19 per share. Shares sold in the IPO consisted of 16,008,679 shares sold by the Company and 8,070,323 shares sold by selling stockholders (including CII investors and employees, former employees, and directors and officers of the Company). Proceeds to the Company after deducting the underwriting discount and other offering expenses totaled approximately $282.0 million, and net proceeds to selling stockholders, including the exercised underwriter option, totaled approximately $150.2 million. In March 2015, the Company completed a follow-on equity offering selling 4,000,000 shares of its common stock at a price of $27.35 per share. Proceeds of the follow-on equity offering to the Company after deducting the underwriting discount and other offering expenses totaled approximately $105.2. Proceeds to the Company from the IPO and follow-on equity offering are recorded as an increase in common stock and additional paid-in-capital, net of direct offering costs (including previously capitalized amounts), during the second and third quarters of Fiscal 2015. The Company’s shares were listed on the New York Stock Exchange (NYSE) on October 17, 2014 under the ticker symbol “ZAYO”.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included herein.  Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the consolidated financial statements relate to the Company's continuing operations and are presented in millions of dollars.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015,” June 30, 2014 as “Fiscal 2014,” and the fiscal year ended June 30, 2013 as “Fiscal 2013.”

b. Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for the years ended June 30, 2015, 2014 and 2013 because the Company incurred a loss from continuing operations in each of these periods and the effect of inclusion would have been anti-dilutive.

c. Foreign Currency Translation

For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using monthly average exchange rates during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive loss in member’s equity and in the consolidated statements of comprehensive loss. The Company considers the majority of its investments in its foreign subsidiaries to be permanently reinvested.

d. Discontinued Operations

On June 13, 2014, the Company completed a spin-off of Onvoy, LLC and its subsidiaries (“OVS”) to CII. The spin-off is reported as an equity distribution at carryover basis equal to the net assets and liabilities of OVS on the spin-off date, as the transaction was between entities under common control. See Note 4—Spin-off of Business.

e. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the common unit and restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions

f. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2015 and 2014, the Company had a non-current restricted cash balance of $4.8 million and $5.1 million respectively.

g. Trade Receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its trade receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customer’s financial condition, and the age of receivables and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

h. Property and Equipment

The Company’s property and equipment includes assets in service and under construction or development.

Property and equipment is recorded at historical cost or acquisition date fair value. Costs associated directly with network construction, service installations, and development of business support systems, including employee-related costs, are capitalized. Depreciation is calculated on a straight-line basis over the asset’s estimated useful life from the date placed into service or acquired. Management periodically evaluates the estimates of the useful life of property and equipment by reviewing historical usage, with consideration given to technological changes, trends in the industry, and other economic factors that could impact the network architecture and asset utilization.

Equipment acquired under capital leases is recorded at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Depreciation of equipment held under capital leases is included in depreciation and amortization expense, and is calculated on a straight-line basis over the estimated useful lives of the assets, or the related lease term, whichever is shorter.

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2015, 2014 or 2013.

The Company capitalizes interest for assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based on the Company’s weighted average effective interest rate for outstanding debt obligations during the respective accounting period.

i. Goodwill and Acquired Intangibles

Intangible assets arising from business combinations, such as acquired customer contracts and relationships, (collectively “customer relationships”), are initially recorded at fair value. The Company amortizes customer relationships primarily over an estimated life of 10 to 20 years, using the straight-line method as this method approximates the timing in which the Company expects to receive the benefit from the acquired customer relationship assets.  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual amount after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit under the two-step assessment is determined using a combination of both income and market-based variation approaches. The inputs and assumptions to valuation methods used to estimate the fair value of reporting units involves significant judgments.

The Company reviews its indefinite-lived intangible assets for impairment at least annually in April and involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference. The Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of these assets was in excess of the carrying value for the year ended June 30, 2015, 2014 or 2013 and has concluded there is no indication of impairment.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangibles during the years ended June 30, 2015, 2014 or 2013.

j. Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and has not applied hedge accounting; therefore, the changes in the fair value of the interest rate swaps are recognized in earnings as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the cash flow interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilizes interest rate swap contracts in connection with debt instruments entered into during the July 2012 financing transactions.

k. Revenue Recognition

The Company recognizes revenues derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable, customer acceptance has been obtained with relevant contract terms, and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue.

Most revenue is billed in advance on a fixed-rate basis and the remainder is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to activation fees, installation charges or prepayments for future services and are influenced by various business factors including how the Company and customer agree to structure the payment terms.  These upfront charges are deferred and recognized over the underlying contractual term. The Company also defers costs associated with customer activation and installation to the extent of upfront amounts received from customers, which are recognized as expense over the same period for which the associated revenue is recognized.

The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, over the term that the customer is given exclusive access to the assets. Dark fiber IRU agreements generally require the customer to make a down payment upon the execution of the agreement with monthly IRU fees paid over the contract term; however, in some cases, the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. Revenue related to professional services to provide network management and technical support is recognized as services are provided.

In determining the appropriate amount of revenue and related reserves to reflect in its consolidated financial statements, management evaluates payment history, credit ratings, customer financial performance, and historical or potential billing disputes and related estimates are based on these factors and assumptions.

l. Operating Costs and Expenses

The Company’s operating costs and expenses consist primarily of network expense (“Netex”), compensation and benefits, network operations expense (“Netops”), stock-based compensation, other expenses, and depreciation and amortization.

Netex consists of third-party network service costs resulting from the leasing of certain network facilities, primarily leases of circuits and dark fiber, from carriers to augment the Company’s owned infrastructure, for which it is generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which the Company’s colocation business operates, along with the utility costs to power those facilities.

Compensation and benefits expenses include salaries, wages, incentive compensation and benefits. Employee-related costs that are directly associated with network construction, service installations and development of business support systems are capitalized and amortized to operating costs and expenses over the customer life. Compensation and benefits expenses related to the departments attributed to generating revenue are included in “Operating costs” while compensation and benefits expenses related to the sales, product, and corporate departments are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

Netops expense include all of the non-personnel related expenses of operating and maintaining the network infrastructure, including contracted maintenance fees, right-of-way costs, rent for cellular towers and other places where fiber is located, pole attachment fees, and relocation expenses. Netops expense is included in “Operating costs” in the consolidated statements of operations.

Stock-based compensation expense consists of the fair value of equity based awards granted to employees and independent directors over their applicable vesting period. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statements of operations. For additional information regarding our stock-based compensation expense, see Note 12 – Stock-Based Compensation.

Other expenses include expenses such as property tax, franchise fees, and colocation facility maintenance, which relate to operating our network and are therefore included in “Operating costs” as well as travel, office expense and other administrative costs that are included in “Selling, general and administrative expenses”. Other expenses are included in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statement of operations depending on their relationship to generating revenue or association with sales and administration.

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals. Transaction costs are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

Related to Netex, the Company recognizes the cost of these facilities or services when it is incurred in accordance with contractual requirements. The Company routinely disputes incorrect billings. The most prevalent types of disputes include disputes for circuits that are not disconnected on a timely basis and usage bills with incorrect records. Depending on the type and complexity of the issues involved, it may take several quarters to resolve disputes.

In determining the amount of such operating expenses and related accrued liabilities to reflect in its consolidated financial statements, management considers the adequacy of documentation of disconnect notices, compliance with prevailing contractual requirements for submitting such disconnect notices and disputes to the provider of the facilities, and compliance with its interconnection agreements with these carriers. Significant judgment is required in estimating the ultimate outcome of the dispute resolution process, as well as any other costs that may be incurred to conclude the negotiations or settle any litigation.

m. Stock-Based Compensation

In October 2014, the Company adopted a new incentive plan.  The plan includes incentive cash compensation (ICC) and equity (in the form of restricted stock units).  Grants under the new incentive plan are made quarterly for all participants. The Company recognizes all stock-based awards to employees and independent directors, based on their grant-date fair values and the Company’s estimates of forfeitures. The Company recognizes the fair value of outstanding awards as a charge to operations over the vesting period.

The Company uses the straight-line method to recognize share-based compensation expense for outstanding share awards that do not contain a performance condition.

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

Determining the fair value of certain share-based awards at the grant date and subsequent reporting dates requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

For additional information regarding our stock-based compensation, see Note 12 – Stock-Based Compensation.

n. Legal Costs

Costs incurred to hire and retain external legal counsel to advise us on regulatory, litigation and other matters is expensed as the related services are received.

o. Income Taxes

The Company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Estimating the future tax benefit associated with deferred tax assets requires significant judgment. Deferred tax assets arise from a variety of sources, the most significant being: tax losses that can be carried forward to be utilized against taxable income in future years; and expenses recognized in the Company’s financial statements but disallowed in the Company’s tax return until the associated cash flow occurs.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is expected to be recognized. The valuation allowance is established if, based on available evidence, it is more-likely-than-not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. When evaluating whether it is more-likely-than-not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the realizability of deferred tax assets is identified and considered in determining the appropriate amount of the valuation allowance. The Company continues to monitor its financial performance and other evidence each quarter to determine the appropriateness of the Company’s valuation allowance. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.

The analysis of the Company’s ability to utilize its NOL balance is based on the Company’s forecasted taxable income. The forecasted assumptions approximate the Company’s best estimates, including market growth rates, future pricing, market acceptance of the Company’s products and services and future expected capital investments. If the Company is unable to meet its taxable income forecasts in future periods the Company may change its conclusion about the appropriateness of the valuation allowance which could create a substantial income tax expense in the Company’s consolidated statement of operations in the period such change occurs.

Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future.

The Company records interest related to unrecognized tax benefits and penalties in the provision for income taxes.

p. Fair Value of Financial Instruments

Relevant accounting literature defines and establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques that may be used include the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost), which are each based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

Fair Value Hierarchy

A fair value hierarchy is established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that are used to measure fair value are:

Level 1

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2

Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;
•	inputs other than quoted prices that are observable for the asset or liability; and
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company views fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

q. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company’s cash and cash equivalents are primarily held in commercial bank accounts in the United States and Great Britain. The Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.

During the years ended June 30, 2015, 2014 and 2013 the Company had no single customer that exceeded 10% of total revenue. The Company’s trade receivables, which are unsecured, are geographically dispersed. As of June 30, 2015 and 2014, the Company had one customer with a trade receivable balance of 10% and 12%, respectively, of total receivables.

r. Condensed Financial Information of the Registrant

The restricted net assets of Zayo Group Holdings exceeds 25% of its consolidated net assets due to restrictions under the Credit Agreement and Notes (as defined in Note 8 – Long-term debt).  Zayo Group Holdings is a holding company with no assets or liabilities of its own or operations other than those of its subsidiary ZGL. Accordingly, the financial position, results of operations, comprehensive loss and cash flows of Zayo Group Holdings and ZGL are the same, except that at June 30, 2015 Zayo Group Holdings had cash of $0.6 million and deferred tax assets of $14.9 million related to net operating loss carry forwards and other tax attributes retained from the OVS spin-off. As such, the condensed financial information of Zayo Group Holdings is not presented as it is not meaningful.

s. Recently Issued Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of Fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $71.0 million and $89.4 million of unamortized debt issuance costs (see Note 8 – Long Term Debt) from other non-current assets to a reduction in Long-term debt, non-current within its consolidated balance sheets as of both June 30, 2015 and June 30, 2014, respectively.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(3) ACQUISITIONS

Since inception, the Company has consummated 34 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2015

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015. The purchase consideration of €54.1 million (or $73.9 million), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo. The fair value of the 4% non-controlling interest in Neo as of the acquisition date was $2.9 million and recorded in Other long-term liabilities. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Sixth Amendment to the Company’s term loan facility. €8.7 million (or $11.9 million) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, the Company acquired 100% of the equity interest in AtlantaNAP, a datacenter and managed services provider in Atlanta, for cash consideration of $51.9 million. $5.3 million of the purchase price is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered an asset purchase for tax purposes.

IdeaTek Systems, Inc. (“IdeaTek”)

Effective January 1, 2015, the Company acquired all of the equity interest in IdeaTek. The purchase price, subject to certain post-closing adjustments, was $52.7 million and was paid with cash on hand, $3.2 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was considered a stock purchase for tax purposes.

The IdeaTek acquisition added 1,800 route miles to the Company’s network in Kansas, and includes a dense metro footprint in Wichita, Kansas. The network spans across Kansas and connects to approximately 600 cellular towers and over 100 additional buildings.

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.5 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the January Notes Offering (as defined in Note 8 – Long-Term Debt). $31.4 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

The Latisys acquisition added colocation and IaaS services through eight datacenters across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired datacenters currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

Acquisitions During the Year Ended June 30, 2014

Corelink Data Centers, LLC ("Corelink")

On August 1, 2013, the Company entered into an asset purchase agreement to acquire Corelink. The transaction was consummated on the same date, at which time the Company acquired substantially all of the net assets of this business for consideration of approximately $1.9 million comprised of 301,949 preferred units of CII with an estimated fair value of $1.6 million and cash of $0.3 million, net of cash acquired. The acquisition was considered a stock purchase for tax purposes. The cash consideration was paid with cash on hand.

Access Communications, Inc. ("Access")

On October 1, 2013, the Company acquired 100% of the equity interest in Access, a Minnesota corporation, for cash consideration of $40.1 million net of cash acquired, of which $4.0 million is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes. The purchase price was paid with cash on hand.

FiberLink, LLC ("FiberLink")

On October 2, 2013, the Company acquired 100% of the equity interest in FiberLink, an Illinois limited liability company, for cash consideration of $43.1 million which was primarily funded with available funds drawn on the Company’s revolving credit facility. The acquisition was considered an asset purchase for tax purposes.

CoreXchange, Inc. ("CoreXchange")

On March 4, 2014, the Company consummated the asset purchase agreement to acquire CoreXchange, a data center, bandwidth and managed services provider located in Dallas, Texas for consideration of $17.2 million net of cash acquired. Through the transaction, the Company acquired one new data center operation located at 8600 Harry Hines Blvd. and secured additional square footage in its existing data center. The consideration was paid with cash on hand.  The acquisition was considered an asset purchase for tax purposes.

Geo Networks Limited ("Geo")

On May 16, 2014, the Company acquired 100% of the equity interest in Ego Holdings Limited, a London-based dark fiber provider. The consideration consisted of cash of £174.3 million (or $292.3 million), net of cash acquired, and was funded with a combination of cash on hand and available funds drawn on the Company’s revolving credit facility. In conjunction with the acquisition, the Company repaid Geo’s existing debt obligations to the note holders totaling £113.4 million and £69.1 million was paid to the shareholders. The acquisition was considered a stock purchase for tax purposes.

Acquisitions During the Year Ended June 30, 2013

AboveNet, Inc. (“AboveNet”)

On July 2, 2012, the Company acquired 100% of the outstanding capital stock of AboveNet, previously a publicly traded company listed on the NYSE, in exchange for cash of approximately $2,210.0 million, net of cash acquired. The purchase price was based upon the price of $84.00 per share agreed to in the Agreement and Plan of Merger and the number of AboveNet shares outstanding on July 2, 2012. The acquisition was funded through cash proceeds raised through financing transactions that occurred in July 2012. The acquisition was considered a stock purchase for tax purposes.

FiberGate Holdings, Inc. (“FiberGate”)

On August 31, 2012, the Company acquired 100% of the equity interest in FiberGate, a privately held corporation, for total consideration of $118.3 million. The acquisition was funded with cash on hand. $17.6 million of the purchase price is currently held in escrow pending the expiration of the working capital and indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

USCarrier Telecom, LLC (“USCarrier”)

In connection with the October 1, 2010 American Fiber Systems acquisition, the Company acquired an ownership interest in USCarrier. As of June 30, 2012, the Company owned 55% of the outstanding Class A membership units and 34% of the outstanding Class B membership units of USCarrier. On October 1, 2012, the Company acquired the remaining equity interests in USCarrier not previously owned for total consideration of $16.1 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

First Telecom Services, LLC (“First Telecom”)

On December 14, 2012, the Company acquired 100% of the equity interest in First Telecom, for total consideration of $109.7 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Litecast/Balticore, LLC (“Litecast”)

On December 31, 2012, the Company acquired 100% of the equity interest in Litecast for total consideration of $22.2 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Core NAP, L.P. (“Core NAP”)

On May 31, 2013, the Company acquired substantially all of the net assets of Core NAP for a purchase price of approximately $7.1 million. The purchase price was paid with cash on hand. The acquisition was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of June 30, 2015, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to property, plant and equipment, goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of IdeaTek and Latisys. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions are preliminary and subject to revision pending the final fair value analysis. During the first quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the Access and FiberLink acquisitions. During the third quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the CoreXchange acquisition. During the fourth quarter of Fiscal 2015, the Company finalized its fair value analysis and resulting purchase accounting for the Geo, AtlantaNAP and Neo acquisitions.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions (in millions):

	AtlantaNAP	Neo	IdeaTek	Latisys
Acquisition date	July 1, 2014	July 1, 2014	January 1, 2015	February 23, 2015
Cash	$—	$4.2	$—	$9.4
Other current assets	0.2	9.5	0.8	17.1
Property and equipment	7.0	31.3	32.3	222.9
Deferred tax assets, net	—	—	2.9	—
Intangibles	21.0	26.4	7.6	250.2
Goodwill	25.2	32.5	38.8	279.8
Other assets	—	2.3	—	5.0
Total assets acquired	53.4	106.2	82.4	784.4
Current liabilities	1.5	13.5	4.5	10.7
Deferred revenue	—	3.7	25.2	3.2
Deferred tax liability, net	—	7.6	—	83.6
Other liabilities	—	3.3	—	—
Total liabilities assumed	1.5	28.1	29.7	97.5
Net assets acquired	51.9	78.1	52.7	686.9
Less cash acquired	—	(4.2)	—	(9.4)
Net consideration paid	$51.9	$73.9	$52.7	$677.5

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2014 acquisitions (in millions):

	Corelink	Access	FiberLink	CoreXchange	Geo
Acquisition date	August 1, 2013	October 1, 2013	October 2, 2013	March 4, 2014	May 16, 2014
Cash	$0.1	$1.2	$—	$—	$13.7
Other current assets	0.5	2.3	0.8	0.6	8.8
Property and equipment	15.9	11.5	15.9	3.1	220.4
Deferred tax assets, net	—	—	7.7	0.2	—
Intangibles	0.2	18.0	19.3	11.0	60.8
Goodwill	2.9	24.0	19.8	3.4	113.8
Other assets	0.5	—	0.1	—	9.8
Total assets acquired	20.1	57.0	63.6	18.3	427.3
Current liabilities	0.7	1.0	1.3	0.5	34.8
Deferred revenue	0.2	5.1	19.2	0.4	45.1
Capital lease obligations	14.2	—	—	0.2	—
Deferred tax liability, net	3.0	9.6	—	—	38.2
Other liabilities	—	—	—	—	3.2
Total liabilities assumed	18.1	15.7	20.5	1.1	121.3
Net assets acquired	2.0	41.3	43.1	17.2	306.0
Less cash acquired	(0.1)	(1.2)	—	—	(13.7)
Net consideration paid	$1.9	$40.1	$43.1	$17.2	$292.3

The table below reflects the Company's estimates of the acquisition date fair values of the acquired assets and liabilities assumed from its Fiscal 2013 acquisitions (in millions):

	AboveNet	Fibergate	US Carrier	First Telecom	Litecast	Core NAP
Acquisition date	July 2, 2012	August 31, 2012	October 1, 2012	December 14, 2012	December 14, 2012	May 31, 2013
Cash	$141.6	$2.3	$—	$—	$—	$—
Other current assets	46.5	4.9	1.3	5.9	0.3	0.2
Property and equipment	1,477.3	59.0	19.4	63.5	0.4	2.5
Deferred tax assets, net	42.1	—	2.0	19.2	—	—
Intangibles	480.4	35.9	6.8	17.1	12.5	4.1
Goodwill	381.6	53.8	5.4	48.4	9.9	1.0
Other assets	12.6	—	—	0.1	—	—
Total assets acquired	2,582.1	155.9	34.9	154.2	23.1	7.8
Current liabilities	78.4	1.5	3.7	4.6	0.2	0.5
Deferred revenue	146.0	2.5	2.2	39.9	0.7	—
Other liabilities	6.1	—	—	—	—	0.2
Deferred tax liability, net	—	31.3	—	—	—	—
Total liabilities assumed	230.5	35.3	5.9	44.5	0.9	0.7
Net assets acquired	2,351.6	120.6	28.9	109.7	22.2	7.1
Cost method investment in USCarrier	—	—	(12.8)	—	—	—
Less cash acquired	(141.6)	(2.3)	—	—	—	—
Net consideration paid	$2,210.0	$118.3	$16.1	$109.7	$22.2	$7.1

The goodwill arising from the Company's acquisitions results from the cost synergies, anticipated incremental sales to the acquired company's customer base and economies-of-scale expected from the acquisitions.  The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the fair value of the acquired business over the fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units.  Note 6 - Goodwill, displays the allocation of the Company's acquired goodwill to each of its reporting units.

Purchase Accounting Estimates Associated with Deferred Taxes

The Company acquired material deferred tax assets and/or liabilities in its acquisitions of Latisys, Geo and AboveNet. Based on the Company’s fair value assessment related to deferred tax assets acquired in the Latisys, Geo and AboveNet acquisitions, a value of $(83.6) million, $(38.2) million, and $42.1 million, respectively, was assigned to the acquired net deferred tax (liabilities)/asset.

In conjunction with the acquisition accounting for Latisys and AboveNet, the Company completed a “change in ownership” analysis, within the meaning of Section 382 of the Internal Revenue Code (“IRC”). Section 382 of the IRC limits an acquiring company’s ability to utilize net operating loss carry forwards (“NOLs”) previously generated by an acquired company in order to reduce future taxable income. As a result of the Company’s acquisition of Latisys and AboveNet, the Company is subject to annual limitations on usage of the acquired $126.3 million and $1,008.8 million of NOLs generated by Latisys and AboveNet prior to the acquisition date.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in millions):

	Latisys	Geo	AboveNet
	February 23, 2015	May 16, 2014	July 2, 1012
Deferred income tax assets:
Net operating loss carryforwards	$49.9	$2.5	$405.3
Deferred revenue	1.1	4.4	49.1
Accrued expenses	0.1	—	12.2
Allowance for doubtful accounts	0.3	—	2.5
Other	0.4	—	—
Total deferred income tax assets	51.8	6.9	469.1
Deferred income tax liabilities:
Property and equipment	(42.3)	(32.9)	(250.0)
Intangible assets	(93.1)	(12.2)	(177.0)
Total deferred income tax liabilities	(135.4)	(45.1)	(427.0)
Net deferred income tax asset/(liabilities)	$(83.6)	$(38.2)	$42.1

Adjustments to Purchase Accounting Estimates Associated with Prior Year Acquisitions

During Fiscal 2015, the Company finalized its acquisition accounting for acquisitions consummated during Fiscal 2014 resulting in adjustments to previously reported allocation of the purchase consideration associated with its Fiscal 2014 acquisitions.  The adjustments were a result of changes to the original fair value estimates of certain items acquired. These changes are the result of additional information obtained since June 30, 2014 that related to facts and circumstances that existed at the respective acquisition dates. The Company has recast the previously reported consolidated balance sheet as of June 30, 2014 in connection with the finalization of acquisition accounting for these acquisitions. The Company did not recast the previously reported consolidated statement of operations for the year ended June 30, 2014 due to the immaterial effect of the related adjustments. The following table reflects the financial statement captions impacted by the purchase accounting adjustments:

	Adjusted Balance June 30, 2014	Previously Reported Balance* June 30, 2014	Purchase accounting adjustment
Assets
Current assets
Trade receivables, net	57.2	59.0	(1.8)
Prepaid expenses	24.9	25.6	(0.7)
Total current assets	82.1	84.6	(2.5)
Property and equipment, net	2,822.4	2,821.4	1.0
Intangible assets, net	710.3	709.7	0.6
Goodwill	866.7	845.3	21.4
Other assets	39.9	39.7	0.2
Total assets	$4,521.4	$4,500.7	$20.7

Liabilities
Current liabilities
Accrued liabilities	175.1	162.5	12.6
Total current liabilities	175.1	162.5	12.6
Capital lease obligation, non-current	25.8	22.9	2.9
Deferred revenue, non-current	501.4	496.9	4.5
Deferred income taxes, net	135.6	134.9	0.7
Total liabilities	$837.9	$817.2	$20.7

*	As reported on Form S-1 filed with the SEC on March 13, 2015

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $6.2 million, $5.3 million, and $14.2 million, during the years ended June 30, 2015, 2014 and 2013, respectively. Transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these periods.

Pro-forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s Fiscal 2015 and 2014 acquisitions as if the acquisitions occurred on July 1, 2013. The pro forma net loss for the periods ended June 30, 2015 and 2014 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2015 and 2014 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2013.

	Year Ended June 30,
	2015	2014
Revenue	$1,420.2	$1,323.0
Net loss	$(182.7)	$(226.1)

The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities.

(4) SPIN-OFF OF BUSINESS

On June 13, 2014, the Company completed a spin-off of OVS, a company that provides voice and managed services. Prior to the spin-off, on March 7, 2014, OVS converted from a corporation to a limited liability company. At that time, certain tax attributes were retained by the Company in connection with the conversion, primarily deferred tax assets associated with net operating loss carry forwards totaling $13.7 million. On the spin-off date, the remaining net assets of OVS were distributed to CII.

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

Earnings from discontinued operations, net of income taxes in the accompanying consolidated statements of operations are comprised of the following:

	Period Ended June 30, 2014	Year Ended June 30, 2013
Revenues	$75.7	$80.2
Earnings before income taxes	$10.0	$17.0
Income tax expense	7.7	8.6
Earnings from discontinued operations, net of income taxes	$2.3	$8.4

(5) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following (in millions):

	Estimated
	useful lives	As of June 30,
	(in years)	2015	2014
Land	N/A	$16.2	$0.7
Building leasehold and site improvements	15 to 20	109.2	64.7
Furniture, fixtures and office equipment	3 to 7	5.1	5.7
Computer hardware	3 to 5	15.1	16.7
Software	3	8.3	9.3
Machinery and equipment	5 to 7	272.1	94.9
Fiber optic equipment	8	623.3	583.7
Circuit switch equipment	10	12.1	11.8
Packet switch equipment	5	76.2	62.8
Fiber optic network	15 to 20	2,715.4	2,450.8
Construction in progress	N/A	437.1	259.0
Total		4,290.1	3,560.1
Less accumulated depreciation		(990.9)	(737.7)
Property and equipment, net		$3,299.2	$2,822.4

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2015, 2014 and 2013 was $351.4 million, $294.2 million and $280.1 million, respectively.

During the years ended June 30, 2015, 2014 and 2013, the Company capitalized interest in the amounts of $12.5 million, $12.6 million and $13.0 million, respectively. The Company capitalized $58.3 million, $42.7 million, and $28.6 million of direct labor costs to property and equipment accounts during the years ended June 30, 2015, 2014 and 2013, respectively.

During the year ended June 30, 2015, the Company wrote-off $93.4 million in fully depreciated property and equipment.

(6) GOODWILL

The Company’s goodwill balance was $1,224.4 million and $866.7 million as of June 30, 2015 and 2014, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), Zayo Cloud Services (“Cloud”) and Other (primarily Zayo Professional Services (“ZPS”)).

The following reflects the changes in the carrying amount of goodwill during Fiscal 2015 (in millions):

Product Group	As of July 1, 2014	Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2015
Dark Fiber	$293.3	$16.0	$(10.2)	$299.1
Waves	269.0	1.4	(4.8)	265.6
Sonet	50.3	—	—	50.3
Ethernet	96.7	8.2	(0.7)	104.2
IP	80.5	6.8	(1.0)	86.3
MIG	43.7	29.8	(0.1)	73.4
zColo	18.6	256.0	(1.4)	273.2
Cloud	—	57.2	(0.2)	57.0
Other	14.6	0.9	(0.2)	15.3
Total	$866.7	$376.3	$(18.6)	$1,224.4

The following reflects the changes in the carrying amount of goodwill during Fiscal 2014 (in millions):

Product Group	As of July 1, 2013	Fiscal 2014 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2014
Dark Fiber	$193.3	$97.4	$2.6	$293.3
Waves	215.9	49.6	3.5	269.0
Sonet	50.3	—	—	50.3
Ethernet	91.7	4.9	0.1	96.7
IP	80.1	0.2	0.2	80.5
MIG	38.3	5.4	—	43.7
zColo	11.9	6.4	0.3	18.6
Other	7.3	—	7.3	14.6
Total	$688.8	$163.9	$14.0	$866.7

(7) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of June 30, 2015 and 2014 were as follows (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,080.3	$(155.0)	$925.3
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.2)	1.5
Total	1,082.2	(155.3)	926.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.9	—	17.9
Total	$1,103.6	$(155.3)	$948.3
June 30, 2014
Finite-Lived Intangible Assets
Customer relationships	$789.2	$(103.6)	$685.6
Trade names	0.1	—	0.1
Underlying rights	1.8	(0.1)	1.7
Total	791.1	(103.7)	687.4
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights	19.4	—	19.4
Total	$814.0	$(103.7)	$710.3

The weighted average remaining amortization period for the Company’s customer relationships and trade name assets is 16.3 years and 1.0 years, respectively. The Company has determined that certain underlying rights (including easements) and the certifications have indefinite lives. The amortization period for underlying rights (including easements) is 20 years. The amortization of intangible assets for the years ended June 30, 2015, 2014 and 2013 was $54.8 million, $44.0 million, and $44.4 million, respectively.

During the years ended June 30, 2015 and 2014, the Company wrote off $3.5 million and $27.2 million in fully amortized intangible assets, respectively. Estimated future amortization of finite-lived intangible assets is as follows (in millions):

Year Ended June 30,
2016	$66.3
2017	66.2
2018	66.2
2019	66.2
2020	62.6
Thereafter	599.4
Total	$926.9

(8) LONG-TERM DEBT

As of June 30, 2015 and 2014, long-term debt was as follows (in millions):

	2015	2014
Term Loan Facility due 2021	$1,646.8	$2,010.8
8.125% Senior Secured Notes due 2020	—	750.0
10.125% Senior Unsecured Notes due 2020	325.6	500.0
6.00% Senior Unsecured Notes Due 2023	1,430.0	—
6.375% Senior Unsecured Notes Due 2025	350.0	—
Total debt obligations	3,752.4	3,260.8
Unamortized discount on Term Loan Facility	(19.8)	(20.6)
Unamortized premium on 6.00% Senior Unsecured Notes	7.1	—
Unamortized debt issuance costs	(71.0)	(89.4)
Carrying value of debt	3,668.7	3,150.8
Less current portion	(16.5)	(20.5)
Long-term debt, less current portion	$3,652.2	$3,130.3

On July 2, 2012, ZGL and Zayo Capital, Inc. (“Zayo Capital”) issued $750.0 million aggregate principal amount of 8.125% senior secured first-priority notes due 2020 (the “2020 Secured Notes”) and $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”, and together with the 2020 Secured Notes, the “2020 Notes”). On July 2, 2012, ZGL also entered into a $250.0 million senior secured revolving credit facility (the “Revolver”) and a $1,620.0 million senior secured term loan facility (the “Term Loan Facility”), both of which have been subsequently amended (the “Credit Agreement”). The Term Loan Facility was issued at a discount of $30.0 million and has a maturity date of July 2019. The issue discount is being amortized to interest expense over the term of the loan. The terms of the amended Term Loan Facility require the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the years ended June 30, 2015 and 2014, respectively).  A portion of the net proceeds from the Existing Notes and the Term Loan Facility, together with cash on hand and equity contributions (See Note 11—Equity ), were used to extinguish the Company’s prior term loan facility and revolver, to finance the cash tender offer for and subsequent redemption of the Company’s prior senior secured notes, to pay the cash consideration for the AboveNet acquisition, and to pay associated fees and expenses.

In connection with the debt extinguishment activities discussed above, the Company recognized an expense in July 2012 of $65.0 million associated with debt extinguishment costs, including a cash expense of $39.8 million associated with the payment of early redemption fees on the Company’s previous indebtedness and non-cash expenses of $17.0 million associated with the write-off of the Company’s unamortized debt issuance costs and $8.2 million associated with writing-off the net unamortized discount on the debt balances extinguished.

On October 5, 2012, ZGL and Zayo Capital entered into a second amendment (the “Second Amendment”) to the Credit Agreement governing its Term Loan Facility and Revolver. Under the terms of the Second Amendment, effective October 5, 2012, the interest rate on the Term Loan Facility was adjusted to bear an interest rate at LIBOR plus 4.0% (subject to a 5.25% floor), which represented a decrease of 187.5 basis points from the original Credit Agreement. The Second Amendment also reduced the interest rate on the Revolver by 187.5 basis points.

On February 27, 2013, ZGL and Zayo Capital entered into a Fourth Amendment (the “Fourth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fourth Amendment, effective February 27, 2013, the interest rate on the Term Loan Facility was further adjusted to bear interest at LIBOR plus 3.5% (subject to a 4.5% floor). The amended terms represent a downward adjustment of 50 basis points on the spread and a further 25 basis point reduction minimum floor. Under the terms of the Fourth Amendment, the Revolver bore interest at LIBOR plus 3.00%, based on ZGL’s current leverage ratio, which represented a 50 basis point reduction. The Fourth Amendment also amended certain terms and provisions of the Credit Agreement, including removing the senior secured and total leverage maintenance covenants and increasing the total leverage ratio required to be met in order to incur certain additional indebtedness from 5.00:1.00 to 5.25:1.00 as a multiple of EBITDA (as defined in the Credit Agreement).

In connection with the aforementioned amendments, the Company incurred early redemption call premiums of $16.2 million and $16.1 million for the Second Amendment and Fourth Amendment, respectively. The early redemption call premiums were paid with cash on hand to the syndicate of creditors in the Term Loan Facility. Prior to the consummation of the amendments, the Company requested the consent of all creditors holding balances in the Term Loan Facility to the amended terms. $15.3 million and $15.0 million of the early call premium paid to consenting creditors in the Second and Fourth Amendments, respectively, were accounted for as additional debt issuance costs for the modified obligations during the year ended June 30, 2013, which are being amortized over the term of the Term Loan Facility using the effective interest method. The remaining call premium of $0.9 million and $1.1 million associated with the Second and Fourth Amendments, respectively, that was paid to non-consenting creditors has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2013. Existing and/or new creditors replaced the non-consented commitments, such that the full amount of the Term Loan Facility’s commitments were replaced in both the Second and Fourth Amendments.

In connection with the Second and Fourth Amendments, the Company recognized an expense of $12.2 million during the year ended June 30, 2013 associated with debt extinguishment costs. The loss on extinguishment of debt associated with the amendments includes the aforementioned early call premiums paid to non-consenting creditors, non-cash expense associated with the write off of unamortized debt issuance costs and issuance discounts on the debt balances accounted for as an extinguishment, and certain fees paid to third parties involved in the amendments.

On November 26, 2013, ZGL and Zayo Capital entered into a Fifth Amendment (the “Fifth Amendment”) to the Company’s Credit Agreement. Under the terms of the Fifth Amendment, the Term Loan Facility was increased by $150.0 million to $1,749.8 million and the interest rate was adjusted to LIBOR plus 3.0% with a minimum LIBOR rate of 1.0%. The amended terms represented a downward adjustment of 50 basis points on the interest rate from the Fourth Amendment. The interest rate on the Revolver was amended to LIBOR plus 2.75% (based on ZGL’s then current leverage ratio), which represented a downward adjustment of 25 basis points on the interest rate from the Fourth Amendment. In connection with the Fifth Amendment, the Company did not incur a re-pricing premium.

Also, in connection with the Fifth Amendment, the Company recognized an expense during the second quarter of Fiscal 2014 of $1.9 million associated with debt extinguishment costs, including cash expense of $1.0 million related to third party costs and non-cash expense of $0.9 million associated with the write-off of the Company’s unamortized debt issuance costs and discount on the Term Loan Facility accounted for as an extinguishment. The Company also incurred an additional $1.5 million in debt issuance costs in the second quarter of Fiscal 2014.

On May 16, 2014, ZGL and Zayo Capital Inc. entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Per the terms of the Sixth Amendment, the Company’s Term Loan Facility was increased by $275.0 million to $2,015.9 million and bears interest at the existing rate of LIBOR plus 3.0 percent with a minimum LIBOR rate of 1.0 percent. The $275.0 million add-on was priced at 99.5 percent. No other terms of the Credit Agreement were amended. In connection with the Sixth Amendment, the Company incurred an additional $3.2 million in debt issuance costs and $1.4 million was recorded as a discount.

On December 15, 2014, the Company redeemed $75.0 million of its outstanding 2020 Secured Notes at a price of 108.125% of the principal amount and $174.4 million of its outstanding 2020 Unsecured Notes at a price of 110.125% (collectively, the “December Notes Redemption”). As part of the Note Redemption, the Company recorded an early redemption call premium of $23.8 million which has been recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On January 23, 2015, the ZGL and Zayo Capital (together “the Issuers”) completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”, and together with the January Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offerings is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 3 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem the Company’s remaining $675.0 million 2020 Secured Notes (the “Second Note Redemption”) at a price of 105.75%. As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium has been recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2015.

On April 17, 2015, ZGL entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. Per the terms of the Seventh Amendment, the Revolver was increased by $200.0 million to $450.0 million, and its maturity date was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of the Company’s Term Loan Facility, subject to amendment thereof, and (iii) six months prior to the maturity date of the Company’s 2020 Unsecured Notes, subject to repayment or amendment thereof.  The Seventh Amendment also increased the letter of credit commitment from $30.0 to $50.0 and provided that, in the event that the Term Loan Facility was amended or refinanced to remove all financial maintenance covenants, the Fixed Charge Coverage Ratio maintenance requirement would be replaced with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver. Further, pursuant to the Seventh Amendment, up to $50.0 of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling. Further, pursuant to the Seventh Amendment, up to $50.0 million of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

On May 6, 2015, ZGL and Zayo Capital issued $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Senior Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Senior Unsecured Notes were used to repay $344.5 million of the Company’s Term Loan Facility. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $8.4 million.

On May 6, 2015, ZGL entered into an Amendment and Restatement Agreement whereby the Credit Agreement was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of all of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the Fixed Charge Coverage Ratio covenant and replaced such covenant with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral.

Interest rates on the Term Loan Facility and Revolver as of June 30, 2015 were 3.75% and 3.0%, respectively.

As of June 30, 2015, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $9.2 million as of June 30 2015, leaving $440.8 million available under the Revolver as of June 30, 2015. The Revolver is subject to a i) fee per annum of 0.25% to 0.375% (based on the Company’s current leverage ratio) of the weighted-average unused capacity and ii) the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon the Company’s leverage ratio. The Revolver has a maturity date of January 2020.

Debt covenants

The indentures (the “Indentures”) governing the 2020 Unsecured Notes, the 2023 Unsecured Notes and the 2025 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of ZGL and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the ZGL’s restricted subsidiaries to pay dividends or make other payments to ZGL, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control. The Credit Agreement also contains a covenant, applicable only to the Revolver, that ZGL maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver.

The Indentures governing the 2020 Unsecured Notes limit any increase in the ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under the indentures) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA, as defined in the Indentures, and limit the Company’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of June 30, 2015 and 2014.

Redemption rights

At any time prior to May 15, 2018 (for the 2025 Unsecured Notes), April 1, 2018 (for the 2023 Unsecured Notes) and July 1, 2016 (for the 2020 Unsecured Notes) the Company may redeem all or part of the applicable Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a “make-whole” premium, which is a lump sum payment derived from a formula based on the net present value of future coupon payments that will not be paid because of the early redemption.

On or after May 1, 2020 (for the 2025 Unsecured Notes),  April 1, 2018 (for the 2023 Unsecured Notes) or July 1, 2016 (for the 2020 Unsecured Notes), the Company may redeem all or part of the applicable Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period of the years indicated below:

Year	Redemption Price (2020 Unsecured Notes)
2016	105.063%
2017	102.531%
2018 and thereafter	100.000%

Year	Redemption Price (2023 Unsecured Notes)
2018	104.500%
2019	103.000%
2020	101.500%
2021 and thereafter	100.000%

Year	Redemption Price (2025 Unsecured Notes)
2020	103.188%
2021	102.125%
2022	101.063%
2023 and thereafter	100.000%

The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2015 (in millions):

Year Ended June 30,
2016	$16.5
2017	16.5
2018	16.5
2019	16.5
2020	16.5
Thereafter	3,669.9
Total	$3,752.4

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the ZGL’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Note offerings, the Company incurred debt issuance costs of $99.3 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $23.2 million, $0.7 million and $42.3 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the years ended June 30, 2015, 2014 and 2013, respectively.

The balance of debt issuance costs as of June 30, 2015 and June 30, 2014 was $71.0 million and $89.4 million, net of accumulated amortization of $28.3 million and $25.4 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $13.9 million for the years ended June 30, 2015 and 2014 and $11.5 million during the year ended June 30, 2013.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to “Long-term debt, non-current”.

Interest rate derivatives

On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counter-party will pay to the Company the greater of actual LIBOR or 1.25%. The Company entered in to the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded in interest expense in the consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $4.1 million and $2.0 million are included in “Other long term liabilities” in the Company’s consolidated balance sheet as of June 30, 2015 and 2014, respectively. During the year ended June 30, 2015, 2014 and 2013, $2.1 million, $4.6 million and $(2.6) were recorded as an increase/(decrease) in interest expense for the change in the fair value of the interest rate swaps.

(9) INCOME TAXES

The Company’s (benefit)/provision for income taxes from continuing operations are summarized as follows (in millions):

The United States and foreign components of (loss)/benefit from continuing operations before income taxes are as follows (in millions):

	Year Ended June 30,
	2015	2014	2013
Current Income Taxes
Federal	$1.7	$6.2	$—
State	4.4	3.6	1.7
Foreign	(1.6)	3.3	—
Total	$4.5	$13.1	$1.7
Deferred Income Taxes
Federal	$(8.7)	$23.8	$(25.7)
State	(6.9)	1.0	(3.7)
Foreign	2.3	(0.6)	3.5
Total	(13.3)	24.2	(25.9)
Total (benefit)/provision for income taxes	$(8.8)	$37.3	$(24.2)

The United States and foreign components of loss from continuing operations before income taxes are as follows (in millions):

	Year Ended June 30,
	2015	2014	2013
United States	$(159.7)	$(135.3)	$(185.6)
Foreign	$(4.4)	$(9.0)	$15.8
Total	$(164.1)	$(144.3)	$(169.8)

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as the stock-based compensation expense related to the Company’s CII common units that is recorded as an expense for financial reporting purposes but is not deductible for tax purposes.

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2015, 2014 and 2013 are as follows (in millions):

	Year ended June 30,
	2015	2014	2013
Expected benefit/provision at the statutory rate	$(57.4)	$(50.5)	$(59.5)
Increase/(decrease) due to:
Non-deductible stock-based compensation	59.4	96.5	35.9
State income taxes benefit, net of federal benefit	(7.4)	(6.6)	(2.2)
Transactions costs not deductible for tax purposes	0.7	0.8	1.3
Reversal of uncertain tax positions, net	—	(2.6)	—
State NOL adjustment	—	—	2.8
Change in effective tax rate	(2.2)	(0.3)	—
Change in valuation allowance	—	1.3	—
Foreign tax rate differential	0.6	1.0	(2.3)
Other, net	(2.5)	(2.3)	(0.2)
(Benefit)/provision for income taxes	$(8.8)	$37.3	$(24.2)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (millions):

	June 30,
	2015	2014
Deferred income tax assets
Net operating loss carry forwards	$448.7	$431.9
Alternate minimum tax credit carryforwards	8.7	6.8
Deferred revenue	243.5	190.7
Accrued expenses	27.9	22.4
Other liabilities	14.4	7.6
Reserves against accounts receivable	10.2	6.4
Other	17.4	2.1
Total deferred income tax assets	770.8	667.9
Valuation allowance	(1.1)	(2.2)
Net deferred tax assets	769.7	665.7
Deferred income tax liabilities
Property and equipment	468.9	374.4
Intangible assets	327.2	239.3
Debt issuance costs	18.8	27.2
Total deferred income tax liabilities	814.9	640.9
Net deferred income tax assets/(liabilities)	$(45.2)	$24.8

As of June 30, 2015, the Company had $1,145.2 million of federal net operating loss ("NOL") carry forwards. It utilized approximately $95.6 million during Fiscal 2015.  The Company has completed several acquisitions in which it acquired net operating loss tax attributes as part of the purchase.  These acquisitions, however, were considered a "change in ownership within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carry forwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.  Currently available NOL carry forwards as of June 30, 2015 are approximately $511.8 million.  An additional $189.3 million will become available for use during fiscal year ended June 30, 2016.  The Company's NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2032.

As of June 30, 2015, the Company had approximately $11.6 million of foreign jurisdiction net operating loss carry forwards, primarily in France.  The majority of these foreign jurisdiction net operating loss carry forwards do not expire.

As of June 30, 2015, the Company had tax-effected state net operating loss carry forwards of approximately $42.8 million, which are subject to limitations on their utilization and have various expiration dates through 2032.

Management believes it is more likely than not that it will utilize its net deferred tax assets to reduce or eliminate tax payments in future periods, with the exception of deferred tax assets related to a foreign subsidiary. The Company’s evaluation encompassed (i) a review of its recent history of taxable income for the past three years and (ii) a review of internal financial forecasts demonstrating its expected ability to fully utilize its deferred tax assets prior to expiration.

Release of Accrual for Uncertain Tax Position

During Fiscal 2014, the Company released an accrual of $2.6 million related to an uncertain tax position previously recognized in connection with the FiberNet acquisition upon settlement of the matter with the Internal Revenue Service. The uncertain tax position was associated with a deduction taken for accelerated vesting of restricted stock units. This reduced the Company's estimated effective tax rate for the fiscal year ended June 30, 2014. The remaining accrual was recorded as a reduction of the deferred tax assets associated with the Company's net operating loss carry forwards.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the Company’s financial statements, and as a result of the substantial NOL carry forwards, are netted against the Company’s deferred tax asset balance in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Year Ended June 30, 2014
Balance, beginning of year	$6.4
Decreases	(6.4)
Balance, end of year	$—

(10) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following (in millions):

	Year Ended June 30,
	2015	2014
Accrued compensation and benefits	$19.4	$13.3
Accrued property and equipment purchases	54.7	46.2
Network expense accruals	77.2	79.2
Other accrued taxes	12.7	9.4
Accrued professional fees	3.4	6.6
Other accruals	14.8	20.4
Total	$182.2	$175.1

(11) EQUITY

Prior to October 16, 2014, the Company was a wholly owned subsidiary of CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Prior to October 16, 2014, the Company was controlled by the CII board of managers, which was in turn controlled by the members of CII in accordance with the rights specified in CII’s operating agreement. At formation, 1,000 shares of common stock, par value $0.001, were issued to CII by the Company. On October 9, 2014, the Company’s Board of Directors authorized a 223,000-for-one split of the Company’s common stock that was effective upon the filing of the Company’s amended and restated certificate of incorporation on October 10, 2014. Subsequent to the stock split and prior to the Company’s IPO, 223,000,000 shares of common stock with a par value of $0.001 were outstanding and are retroactively reflected in the Company’s consolidated financial statements and notes thereto.

As part of the Company’s IPO in October 2014, the Company sold 16,008,679 shares of its common stock at a price of $19.00 per share for $304.2 million in gross proceeds.  The Company incurred costs directly associated with the IPO of $22.2 million.  In March 2015, the Company completed a follow-on equity offering selling 4,000,000 shares of its common stock at a price of $27.35 per share for $109.5 million in gross proceeds. The Company incurred costs directly associated with the follow-on offering of $4.3 million.  Proceeds from the IPO and the follow-on equity offering (net of issuance costs) of $387.2 million are reflected on the Company’s consolidated statement of stockholders’ equity during the year ended June 30, 2015.

During the year ended June 30, 2015, there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of the previously recorded stock-based compensation liability to additional paid-in capital (see Note 12 – Stock-Based Compensation).

As discussed in Note 12—Stock-Based Compensation, during the quarter ended December 31, 2013, the Board of CII authorized a non-liquidating distribution to certain common unit holders of up to $10.0 million and advanced $10.0 million to CII, evidenced by an intercompany note receivable. During the quarter ended March 31, 2014, the Board of CII authorized and paid a non-liquidating distribution to the Company’s CEO for $3.0 million and amended the intercompany note receivable with CII for the incremental distribution. During the quarter ended June 30, 2014, the Board of CII authorized and paid a non-liquidating distribution to a member of management for $9.0 million in full and final settlement of his outstanding common unit grants and further amended the intercompany note receivable with CII for the incremental distribution. The amount due from CII is reflected as a reduction of stockholder’s equity as of June 30, 2014.

On October 16, 2014, the Company entered into an agreement with CII which relieved CII of its obligation to repay the Company the outstanding intercompany note receivable balance of $22.0 million. The cancelation of the intercompany note receivable with CII is reflected on the consolidated statement of stockholders’ equity during the year ended June 30, 2015 as a decrease to additional paid-in-capital of $22.0 million and an offsetting decrease to the note receivable from shareholder.

As discussed in Note 4—Spin-Off of Business, during the year ended June 30, 2014, the Company spun off OVS to CII with a corresponding non-cash distribution to CII totaling $31.8 million.

As discussed in Note 3—Acquisitions, CII issued 301,949 preferred units with an estimated fair value of $1.6 million in connection with the Corelink acquisition during the first quarter of Fiscal 2014.

In connection with and prior to the acquisition of AboveNet, CII concluded the sale of 98,916,060.11 Class C Preferred Units of CII pursuant to certain securities purchase agreements with new private investment funds, as well as certain existing owners of CII and other investors. The total value of the Class C Preferred Units of CII sold pursuant to the securities purchase agreements was approximately $470.3 million, net of $2.0 million in costs associated with raising the additional equity. In June 2012, $133.2 million of the proceeds (net of fees) from the equity raised was contributed to the Company, and the remaining $337.1 million was contributed during the year ended June 30, 2013.

(12) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the consolidated statements of operations (in millions).

	Year Ended June 30,
Included in:	2015	2014	2013
Operating costs	$23.3	$20.2	$7.6
Selling, general and administrative expenses	177.4	233.5	98.2
Total stock-based compensation expense	$200.7	$253.7	$105.8

CII Common units	$156.4	$253.3	$104.9
CII Preferred units	0.4	0.4	0.9
Part A restricted stock units	12.6	—	—
Part B restricted stock units	31.3	—	—
Total stock-based compensation expense	$200.7	$253.7	$105.8

As of year ended June 30, 2015, there were 933,217 Part A RSUs outstanding and 1,249,873 Part B target RSUs outstanding.

CII Common Units

Prior to the Company’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Company’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date and this amount is reflected in the Company’s consolidated statement of stockholders’ equity as an increase to additional-paid-in-capital during the year ended June 30, 2015.   The fair value of the unrecognized compensation expense associated with unvested CII common units is being recognized over the remaining vesting period of the Company’s outstanding common units through May 15, 2017.

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

Employees with unvested CII common units have and/or will continue to receive monthly distributions from CII of the Company’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,353,302 shares of the Company’s common stock associated with unvested CII common units that have or will be distributed subsequent to the IPO date. In addition, CII has and may in the future be required to distribute additional shares of the Company’s common stock to CII common unit holders on a quarterly basis based on the Company’s stock price performance through June 30, 2016 results, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is the Company’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of the Company’s common stock that have or will be distributed to existing CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

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

During the years ended June 30, 2015, 2014 and 2013, the Company recognized $156.4 million, $253.3 million and $104.9 million, respectively, of stock-based compensation expense related to vesting of CII common units. As of June 30, 2015, the unrecognized compensation associated with unvested CII common units was $70.2 million.

CII Preferred Units

CII has issued preferred units of CII to certain of the Company’s executives and independent directors as compensation. The terms of these preferred unit awards require the Company to record the awards as equity awards. The Company estimates the fair value of these equity awards on the grant date and recognizes the related expense over the vesting period of the awards. As these awards have been issued by CII to employees and directors of the Company as compensation, the related expense has been recorded by the Company in the accompanying consolidated statements of operations. The Company recognized stock-based compensation expense and a related increase to the Company’s additional paid-in capital of $0.4 million, $0.4 million and $0.9 million for the years ended June 30, 2015, 2014, and 2013, respectively.

In connection with the non-liquidating distribution by CII approved on October 9, 2014, the Company’s CEO and independent directors with vested CII preferred units received 256,265 shares of the Company’s common stock equal to the underlying value of their vested CII preferred units. A total of 29,555 shares of the Company’s common stock associated with unvested CII preferred units have or will be distributed subsequent to the IPO date.

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

During the years ended June 30, 2015 the Company recognized $12.6 million of compensation expense associated with the vested portion of the Part A awards. The June 30, 2015 quarterly award is recorded as a liability totaling $1.9 million as of June 30, 2015, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the quarter ending September 30, 2015. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At June 30, 2015, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $12.6 million.

Part B

Under Part B of the PCIP, participants, who include members of the Company’s senior management team, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on the Company’s stock price performance over a four fiscal quarter measurement period and vest, assuming continuous employment at the end of the measurement period. The existence of a vesting provision that is associated with the performance of the Company’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of the Company’s common stock.

The table below reflects the total Part B RSUs granted during each period presented, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into shares of the Company’s common stock and the grant date fair value per Part B RSU (in millions):

	During the three months ended
	June 30, 2015	March 31, 2015	December 31, 2014
Part B RSUs granted	316,353	359,658	575,660
Maximum eligible shares of the Company's stock	1,490,023	1,381,086	2,210,534
Grant date fair value per Part B RSU	$27.10	$24.36	$63.12

During years ended June 30, 2015, the Company recognized stock-based compensation expense of $31.3 million related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $21.9 million at June 30, 2015.

(13) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2015 and 2014, due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized premium was $2,112.7 million and $1,250.0 million as of June 30, 2015 and 2014, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of June 30, 2015 and 2014 was estimated to be $2,109.3 million and $1,294.8 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, net of the unamortized discounts was $1,627.0 million and $1,990.2 million as of June 30, 2015 and 2014, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s term loan of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16.5 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $2.1 million and $4.6 million were recorded as an increase to interest expense during the year ended June 30, 2015 and June 30, 2014, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $7.3 million.

As of June 30, 2015 and 2014, there is no balance currently outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below (in millions):

	Level	June 30, 2015	June 30, 2014
Liabilities Recorded at Fair Value in the Financial Statements:
Interest rate swap	Level 2	$4.1	$2.0

Prior to the deemed modification of the Company’s stock-based compensation arrangements (See Note 12 – Stock-based Compensation), the Company recorded its stock based compensation liability at fair value.  The fair value of the Company’s stock-based compensation liability as of June 30, 2014 was $392.4 million and was derived utilizing Level 3 inputs.

(14) COMMITMENTS AND CONTINGENCIES

Capital Leases

Future contractual payments under the terms of the Company’s capital lease obligations were as follows (in millions):

Year Ended June 30,
2016	$6.4
2017	7.0
2018	5.6
2019	5.0
2020	3.8
Thereafter	17.3
Total minimum lease payments	45.1
Less amounts representing interest	(12.4)
Less current portion	(4.4)
Capital lease obligations, non-current	$28.3

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $125.3 million, $90.1 million, and $87.2 million for the years ended June 30, 2015, 2014 and 2013, respectively.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. When the straight-line expense recorded exceeds the cash outflows during the respective period, the Company records a deferred lease obligation on the consolidated balance sheets and amortizes the deferred rent over the terms of the respective leases.

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows (in millions):

Year Ended June 30,
2016	$119.3
2017	86.9
2018	75.4
2019	62.7
2020	48.9
Thereafter	280.7
$673.9

Lease Termination Costs

In connection with integration activities associated with acquisitions completed during Fiscal 2012 and 2013, the Company completed an analysis of existing and acquired facilities leases and determined that certain facilities under lease would not be used by the Company in the future. During the fourth quarter of 2013, the Company recorded a charge for lease termination costs totaling $10.4 million related to exit activities initiated for unutilized space associated with leased office and technical facilities, which was partially offset by a benefit related to the release of associated rent escalation accrual in the amount of $0.2 million. The net $10.2 million charge has been included in operating costs and selling, general and administrative expenses for Fiscal 2013. As of June 30, 2015 and 2014, the remaining lease termination obligation associated with these facilities was $6.3 million and $8.1 million, respectively, which is recorded net of anticipated sublease income.   The Company periodically re-evaluates its assumptions used to estimate this obligation and may record adjustments prospectively as facts or circumstances change related to the utilized space associated with leased facilities.

Purchase Commitments

At June 30, 2015, the Company was contractually committed for $226.4 million of capital expenditures for construction materials and purchases of property and equipment.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding Letters of Credit

As of June 30, 2015, the Company had $9.2 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(15) RELATED-PARTY TRANSACTIONS

As discussed in Note 4—Spin-off of Business, the Company spun-off the OVS business to CII on June 13, 2014. CII owns approximately 4% of the Company’s outstanding common stock at June 30, 2015. The Company continues to have ongoing contractual relationships with OVS, whereby the Company provides OVS and its subsidiaries with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates. During the years ended June 30, 2015, 2014 and 2013 through the spin-off date of June 13, 2014, transactions with OVS were eliminated upon consolidation. Subsequent to the spin-off date, transactions with OVS are included in the Company’s results of operations.

The following table represents the revenue and expense transactions the Company recorded with OVS (in millions):

	Year Ended June 30,
	2015	2014	2013
Revenues	$6.9	$7.0	6.6
Operating costs	$1.0	$1.6	1.5

As of June 30, 2015 and June 30, 2014, the Company had a balance due from OVS in the amount of $0.6 million and $0.1 million, respectively.

As discussed in Note 11 – Equity, during Fiscal 2014: i) the Board of CII authorized a non-liquidating distribution to certain common unit holders of up to $10.0 million, and the Company advanced $10.0 million to CII, evidenced by an intercompany note receivable, ii) the board of managers of CII authorized and paid a non-liquidating distribution to the Company’s CEO of $3.0 million and amended the intercompany note receivable with CII for the incremental distribution, and iii) the board of managers of CII authorized and redeemed for cash the vested common units held by a member of management for $9.0 million in full and final settlement of his outstanding common unit grants and further amended the intercompany note receivable with CII for the incremental distribution. The amount due to the Company from CII of $22.0 million was reflected as a reduction of stockholder’s equity as of June 30, 2014.  In October 2014, the Company and CII entered into an agreement which relieved CII of its obligation to repay the outstanding intercompany note receivable balance. As of June 30, 2015, the Company does not have an outstanding receivable balance from CII.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the years ended June 30, 2015 and 2014, respectively, the Company reimbursed Mr. Caruso $0.7 million and $0.1 million for his business use of the aircraft.

On June 28, 2012, Matt Erickson, the President of Zayo Physical Infrastructure, purchased $0.6 million in aggregate principal amount of ZGL’s 10.125% senior unsecured notes due 2020 at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. On December 15, 2014, in connection with the December Notes Redemption, approximately $0.2 million of Mr. Erickson’s notes were redeemed, and as of June 30, 2015, the principal amount of notes outstanding was $0.4 million.

(16) SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The Company’s individual strategic product groups (“SPGs”) are organized into three operating segments based on the similarities of business activities: Physical Infrastructure, Cloud and Connectivity and Other. The Company’s operating segments are also its reporting segments. The Physical Infrastructure operating segment is comprised of the following SPGs: Dark Fiber, Mobile Infrastructure, and Zayo Colocation (“zColo”). The Cloud and Connectivity operating segment is comprised of the following SPGs: Wavelengths, Ethernet, IP, SONET and Cloud. SPGs report directly to the segment managers who are responsible for the operations and financial results for the Physical Infrastructure, Cloud and Connectivity and Other reportable segments. The segment managers for each of the Physical Infrastructure, Cloud and Connectivity and Other operating segments report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

The Company’s three operating segments are described below:

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

Other. The Other segment is primarily comprised of ZPS. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Revenues for all of the Company’s products are included in one of the Company’s three segments. The results of operations for each segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

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

	For the year ended June 30, 2015
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$662.4	$661.5	$23.2	$—	$1,347.1
Segment Adjusted EBITDA	432.8	344.5	5.3	—	782.6
Total assets	3,694.4	1,976.0	35.0	389.2	6,094.6
Capital expenditures	328.4	201.8	0.2	—	530.4

	For the year ended June 30, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$495.4	$606.2	$28.1	$(6.5)	$1,123.2
Segment Adjusted EBITDA	324.9	325.9	8.0	(5.2)	653.6
Total assets	2,872.5	1,739.1	43.1	327.0	4,981.7
Capital expenditures	209.2	151.6	—	—	360.8

	For the year ended June 30, 2013
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$413.0	$570.5	$27.8	$(6.9)	$1,004.4
Segment Adjusted EBITDA	275.7	277.8	6.2	(5.3)	554.4
Total assets (1)	2,311.5	1,685.5	32.4	122.7	4,152.1
Capital expenditures, net of stimulus grant reimbursements	180.3	143.0	—	—	323.3
(1)	Assets of discontinued operations of $72.1 million are included in the Corp/elimination column for the year ended June 30, 2013

Reconciliation from Total Segment Adjusted EBITDA to net loss from continuing operations

	For the year ended June 30,
	2015	2014	2013
	(in millions)
Total Segment Adjusted EBITDA	$782.6	$653.6	$554.4
Interest expense	(214.0)	(203.5)	(202.5)
Depreciation and amortization expense	(406.2)	(338.2)	(324.5)
Transaction costs	(6.2)	(5.3)	(14.2)
Stock-based compensation	(200.7)	(253.7)	(105.8)
Loss on extinguishment of debt	(94.3)	(1.9)	(77.3)
Unrealized foreign currency gain/(loss)	(24.4)	4.7	0.1
Non-cash loss on investments	(0.9)	—	—
Net loss from continuing operations before provision for income taxes	$(164.1)	$(144.3)	$(169.8)

The following is a summary of geographical information (in millions):

	For the year ended June 30,
	2015	2014	2013
Revenue from external customers:
United States	$1,193.5	$1,052.8	$946.5
United Kingdom	119.0	70.3	57.5
Japan	—	0.1	0.4
France	34.6	—	—
Total Revenue	$1,347.1	$1,123.2	$1,004.4
Long-lived assets:
United States	$3,848.0	$3,142.4	2,995.3
United Kingdom	405.3	429.9	120.2
Japan	0.3	0.3	—
France	48.7	—	—
Total Long-lived assets	$4,302.3	$3,572.6	$3,115.5

The Company includes all non-current assets, except for goodwill and assets of discontinued operations, in its long-lived assets.

On July 2, 2014, the Company acquired Neo. The Company reported the operating results of Neo in the “Other Segment” in its previously filed Quarterly Reports on Form 10-Q during Fiscal 2015. During the quarter ended June 30, 2015, the Company implemented certain changes to its SPG structure which resulted in the operating results and assets of the acquired Neo entity to be further distributed amongst the Physical Infrastructure and Cloud and Connectivity reporting segments. The tables below reflect a recast of previously reported quarterly segment financial information which gives effect to this change. Additionally, total assets in the table below have been adjusted to exclude debt issuance costs (see Note 8–Long Term Debt).

	For the three months ended September 30, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$154.0	$160.5	$6.1	$—	$320.6
Segment Adjusted EBITDA	98.4	83.2	1.4	—	183.0
Total assets	2,891.8	1,756.5	40.5	285.3	4,974.1
Capital expenditures, net of stimulus grant reimbursements	69.0	46.3	—	—	115.3

	For the three months ended December 31, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$156.4	$162.0	$5.5	$—	$323.9
Segment Adjusted EBITDA	102.9	85.7	1.1	—	189.7
Total assets	2,900.5	1,768.0	36.1	284.6	4,989.2
Capital expenditures, net of stimulus grant reimbursements	77.0	52.5	—	—	129.5

	For the six months ended December 31, 2014
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$310.4	$322.6	$11.5	$—	$644.5
Segment Adjusted EBITDA	201.3	168.9	2.5	—	372.7
Capital expenditures, net of stimulus grant reimbursements	146.0	98.8	—	—	244.8

	For the three months ended March 31, 2015
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$168.2	$166.8	$5.7	$—	$340.7
Segment Adjusted EBITDA	110.5	87.3	1.2	—	199.0
Total assets	3,615.5	1,946.3	38.6	391.5	5,991.9
Capital expenditures, net of stimulus grant reimbursements	83.2	46.9	—	—	130.1

	For the nine months ended March 31, 2015
	(in millions)
	Physical Infrastructure	Cloud and Connectivity	Other	Corp/ Eliminations	Total
Revenue from external customers	$478.6	$489.4	$17.2	$—	$985.2
Segment Adjusted EBITDA	311.7	256.2	3.8	—	571.7
Capital expenditures, net of stimulus grant reimbursements	229.2	145.7	—	—	374.9

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year ended June 30, 2015 (in millions):

	2015 Quarter Ended (1)
	September 30 (1)	December 31	March 31 (3) (4)	June 30	Total
Revenue	$320.6	$323.9	$340.7	$361.9	$1,347.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	107.3	97.8	100.9	107.5	413.5
Selling, general and administrative expenses (including stock-based compensation) (2)	156.8	32.1	83.0	86.5	358.4
Depreciation and amortization	96.0	96.9	100.1	113.2	406.2
Total operating costs and expenses	360.1	226.8	284.0	307.2	1,178.1
Operating income	(39.5)	97.1	56.7	54.7	169.0
Other expenses
Interest expense	(46.9)	(53.4)	(60.7)	(53.0)	(214.0)
Loss on extinguishment of debt (5)	—	(30.9)	(54.9)	(8.5)	(94.3)
Foreign currency (loss)/gain on intercompany loans	(14.7)	(13.3)	(13.2)	16.8	(24.4)
Other (expense)/income, net	—	(0.1)	—	(0.3)	(0.4)
Total other expenses, net	(61.6)	(97.7)	(128.8)	(45.0)	(333.1)
(Loss)/earnings from operations before income taxes	(101.1)	(0.6)	(72.1)	9.7	(164.1)
(Benefit)/provision for income taxes	9.4	(4.4)	(18.4)	4.6	(8.8)
Net (loss)/earnings	$(110.5)	$3.8	$(53.7)	$5.1	$(155.3)

(1)	The Company realized an increase in revenue and operating expenses beginning July 1, 2014 as a result of the acquisition of AtlantaNap and Neo.
(2)

The Company realized an increase in compensation expense in the first quarter as a result of an increase in the estimated fair value of CII common units as a result of the pending IPO.  The common unit fair values were further adjusted in second quarter upon completion of the IPO.  See Note 12— Stock-based Compensation.

(3)	The Company realized an increase in revenue and operating expenses beginning January 1, 2015 as a result of the acquisition of IdeaTek.
(4)	The Company realized an increase in revenue and operating expenses beginning February 23, 2015 as a result of the acquisition of Latisys.
(5)

The Company completed debt refinancing transactions during the second, third and fourth quarters of Fiscal 2015, resulting in a loss on debt extinguishment for those respective periods. See Note 8— Long-Term Debt.

The following table presents the unaudited quarterly results for the year ended June 30, 2014 (in millions):

	2014 Quarter Ended (1)
	September 30 (1)	December 31 (2) (3)	March 31 (4)	June 30 (5)	Total
Revenue	$268.1	$277.0	$281.4	$296.7	$1,123.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	80.0	86.0	85.1	93.1	344.2
Selling, general and administrative expenses (including stock-based compensation)	76.1	86.7	96.3	125.6	384.7
Depreciation and amortization	81.0	81.7	84.2	91.3	338.2
Total operating costs and expenses	237.1	254.4	265.6	310.0	1,067.1
Operating income	31.0	22.6	15.8	(13.3)	56.1
Other expenses
Interest expense (6)	(51.5)	(50.3)	(49.1)	(52.6)	(203.5)
Loss on extinguishment of debt (7)	—	(1.9)	—	—	(1.9)
Foreign currency (loss)/gain on intercompany loans	0.6	0.2	0.1	3.8	4.7
Other (expense)/income, net	0.1	0.2	—	—	0.3
Total other expenses, net	(50.8)	(51.8)	(49.0)	(48.8)	(200.4)
(Loss)/earnings from operations before income taxes	(19.8)	(29.2)	(33.2)	(62.1)	(144.3)
(Benefit)/provision for income taxes	9.3	8.4	9.5	10.1	37.3
Loss/(earnings) from continuing operations before income taxes	(29.1)	(37.6)	(42.7)	(72.2)	(181.6)
Earnings from discontinued operations, net of income taxes (8)	1.7	0.8	1.1	(1.3)	2.3
Net (loss)/earnings	$(27.4)	$(36.8)	$(41.6)	$(73.5)	$(179.3)

(1)	The Company realized an increase in revenue and operating expenses beginning August 1, 2013 as a result of the acquisition of Corelink.
(2)	The Company realized an increase in revenue and operating expenses beginning October 1, 2013 as a result of the acquisition of Access.
(3)	The Company realized an increase in revenue and operating expenses beginning October 2, 2013 as a result of the acquisition of Fiberlink.
(4)	The Company realized an increase in revenue and operating expenses beginning March 4, 2014 as a result of the acquisition of CoreXchange.
(5)	The Company realized an increase in revenue and operating expenses beginning May 16, 2014 as a result of the acquisition of Geo.
(6)

The Company realized an increase in interest expense during the second and fourth quarters of 2014 due to financing transactions completed to increase its borrowings under its term loan facility. See Note 8— Long-Term Debt.

(7)	The Company completed a debt refinancing transaction during the second quarter of Fiscal 2014, resulting in a loss on debt extinguishment for that period. See Note 8— Long-Term Debt.
(8)	The Company spun-off its OVS operating unit on June 13, 2014.