Form 10-Q
period 2015-12-31
Zayo Group Holdings, Inc.
filed 2016-02-12
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of February 12, 2016, was 243,856,677 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	December 31,	June 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$176.2	$308.6
Trade receivables, net of allowance of $4.8 and $3.4 as of December 31, 2015 and June 30, 2015, respectively	73.9	88.0
Due from related parties	0.5	0.6
Prepaid expenses	33.8	37.3
Deferred income taxes, net	129.8	129.5
Other assets	5.6	3.9
Total current assets	419.8	567.9
Property and equipment, net	3,626.1	3,299.2
Intangible assets, net	933.0	948.3
Goodwill	1,222.2	1,224.4
Other assets	72.4	54.8
Total assets	$6,273.5	$6,094.6
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$16.5	$16.5
Accounts payable	66.2	40.0
Accrued liabilities	182.2	182.2
Accrued interest	40.2	57.2
Capital lease obligations, current	5.4	4.4
Deferred revenue, current	97.8	86.6
Total current liabilities	408.3	386.9
Long-term debt, non-current	3,649.8	3,652.2
Capital lease obligation, non-current	30.5	28.3
Deferred revenue, non-current	727.4	612.7
Deferred income taxes, net	171.6	174.7
Other long-term liabilities	37.6	28.6
Total liabilities	5,025.2	4,883.4
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value-- 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	—	—
Common stock, $0.001 par value--850,000,000 shares authorized; 244,667,472 and 243,008,679 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	0.2	0.2
Additional paid-in capital	1,780.6	1,705.8
Accumulated other comprehensive loss	(19.6)	(7.9)
Accumulated deficit	(512.9)	(486.9)
Total stockholders' equity	1,248.3	1,211.2
Total liabilities and stockholders' equity	$6,273.5	$6,094.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Revenue	$369.6	$323.9	$736.4	$644.5
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	112.2	97.8	225.2	205.1
Selling, general and administrative expenses (including stock-based compensation—Note 8)	85.0	32.1	169.6	188.9
Depreciation and amortization	113.7	96.9	230.8	192.9
Total operating costs and expenses	310.9	226.8	625.6	586.9
Operating income	58.7	97.1	110.8	57.6
Other expenses
Interest expense	(51.2)	(53.4)	(105.0)	(100.3)
Loss on extinguishment of debt	—	(30.9)	—	(30.9)
Foreign currency loss on intercompany loans	(7.1)	(13.3)	(17.8)	(27.9)
Other expense, net	(0.1)	(0.1)	(0.2)	(0.2)
Total other expenses, net	(58.4)	(97.7)	(123.0)	(159.3)
Income/(loss) from operations before income taxes	0.3	(0.6)	(12.2)	(101.7)
Provision/(benefit) for income taxes	11.1	(4.4)	13.8	5.0
Net (loss)/income	$(10.8)	$3.8	$(26.0)	$(106.7)
Weighted-average shares used to compute net income/(loss) per share:
Basic	244.8	236.2	243.9	229.6
Diluted	244.8	237.2	243.9	229.6
Net (loss)/income per share:
Basic	$(0.04)	$0.02	$(0.11)	$(0.46)
Diluted	(0.04)	0.02	(0.11)	(0.46)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in millions)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net (loss)/income	$(10.8)	$3.8	$(26.0)	$(106.7)
Foreign currency translation adjustments	(7.7)	(8.7)	(11.7)	(21.0)
Comprehensive loss	$(18.5)	$(4.9)	$(37.7)	$(127.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2015

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2015	243,008,679	$0.2	$1,705.8	$(7.9)	$(486.9)	$1,211.2
Stock-based compensation	2,385,120	—	87.6	—	—	87.6
Tax benefits from stock-based compensation	—	—	5.1	—	—	5.1
Foreign currency translation adjustment	—	—	—	(11.7)	—	(11.7)
Repurchase and retirement of common shares	(726,327)	—	(17.9)	—	—	(17.9)
Net loss	—	—	—	—	(26.0)	(26.0)
Balance at December 31, 2015	244,667,472	$0.2	$1,780.6	$(19.6)	$(512.9)	$1,248.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six months ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(26.0)	$(106.7)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	230.8	192.9
Loss on extinguishment of debt	—	30.9
Non-cash interest expense	6.6	9.4
Stock-based compensation	89.0	117.1
Amortization of deferred revenue	(41.9)	(34.6)
Additions to deferred revenue	86.6	84.1
Foreign currency loss on intercompany loans	17.8	27.9
Excess tax benefit from stock-based compensation	(7.9)	—
Deferred income taxes	8.3	(0.7)
Provision for bad debts	2.5	0.9
Non-cash loss on investments	0.6	0.5
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	15.3	(5.0)
Prepaid expenses	6.0	0.2
Payables to/(from) related parties, net	0.1	—
Accounts payable and accrued liabilities	(26.0)	(67.5)
Other assets and liabilities	(20.4)	(7.5)
Net cash provided by operating activities	341.4	241.9
Cash flows from investing activities
Purchases of property and equipment	(331.6)	(244.8)
Acquisition of Viatel, net of cash acquired	(101.0)	—
Acquisition of Dallas Data Center, net of cash acquired	(16.7)	—
Acquisition of Neo Telecoms, net of cash acquired	—	(73.9)
Acquisition of Colo Facilities Atlanta, net of cash acquired	—	(52.5)
Other	(0.3)	(0.1)
Net cash used in investing activities	(449.6)	(371.3)
Cash flows from financing activities
Proceeds from equity offerings and contributions	—	304.2
Direct costs associated with initial public offering	—	(22.2)
Principal payments on long-term debt	(8.3)	(259.7)
Payment of early redemption fees on debt extinguished	—	(23.8)
Principal payments on capital lease obligations	(2.2)	(1.3)
Common stock repurchases	(17.9)	—
Excess tax benefit from stock-based compensation	7.9	—
Other	(0.4)	—
Net cash used in financing activities	(20.9)	(2.8)
Net cash flows	(129.1)	(132.2)
Effect of changes in foreign exchange rates on cash	(3.3)	(1.6)
Net decrease in cash and cash equivalents	(132.4)	(133.8)
Cash and cash equivalents, beginning of year	308.6	297.4
Cash and cash equivalents, end of period	$176.2	$163.6
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$112.5	$144.7
Cash paid for income taxes	6.7	10.8
Non-cash purchases of equipment through capital leasing	5.8	5.8
Increase in accounts payable and accrued expenses for purchases of property and equipment	25.5	5.9

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in bandwidth infrastructure services. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and datacenters, in the United States and Europe to offer:

•	Dark Fiber Solutions, including dark fiber and mobile infrastructure services.
•	Colocation and Cloud Infrastructure, including Cloud and Colocation services.
•	Network Connectivity, wavelengths, Ethernet, IP and SONET services.
•	Other services, including Zayo Professional Services (“ZPS”).

The Company’s shares are listed on the New York Stock Exchange (NYSE) under the ticker symbol “ZAYO”.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and six months periods ended December 31, 2015 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015” and the fiscal year ending June 30, 2016 as “Fiscal 2016.”

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss per share for the three and six months ended December 31, 2015 or the six months ended December 31, 2014 as the Company incurred a loss from continuing operations in those periods and the effect of inclusion would have been anti-dilutive.

The effect of 146,001 shares reserved for Part A restricted stock units and 2,210,534 shares reserved for Part B restricted stock units outstanding at December 31, 2014 were included in the computation of diluted income per share for the three months ended December 31, 2014.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2015.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets and estimating the restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to present deferred tax liabilities and assets as noncurrent. The ASU will replace the current classification and presentation requirements for deferred tax assets and liabilities.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The Company has not yet adopted ASU 2015-17 and it is not expected to have a material effect on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires acquirers who have reported provisional amounts for items in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period, in the reporting period in which the adjustments are determined. The ASU also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Prior to the issuance of ASU 2015-16, adjustments to provisional amounts were required to be retrospectively adjusted. The Company prospectively early-adopted ASU 2015-16 effective July 1, 2015. The adoption of this standard did not have a material impact on the financial statements.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) ACQUISITIONS

Since its formation, the Company has consummated 36 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2016

Viatel

On December 31, 2015, the Company completed the acquisition of a 100% interest in Viatel Infrastructure Europe Ltd., Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively, “Viatel”) for cash consideration of €92.6 million (or $101.0 million), net of cash acquired. The final purchase consideration is subject to certain post-closing adjustments. The acquisition was funded with cash on hand. €5.0 million (or $5.5 million) of the purchase consideration is currently held in escrow pending expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

Dallas Data Center Acquisition (“Dallas Data Center”)

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.7 million. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

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

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of December 31, 2015, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Viatel, Dallas Data Center, and Latisys. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2016 acquisitions:

	Viatel	Dallas Data Center
Acquisition date	December 31, 2015	December 31, 2015
	(in millions)
Cash	$5.3	$—
Other current assets	7.5	—
Property and equipment	127.2	14.9
Deferred tax assets, net	—	—
Intangibles	24.8	1.8
Goodwill	12.1	—
Other assets	—	—
Total assets acquired	176.9	16.7
Current liabilities	14.4	—
Deferred revenue	46.6	—
Deferred tax liability, net	9.6	—
Other liabilities	—	—
Total liabilities assumed	70.6	—
Net assets acquired	106.3	16.7
Less cash acquired	(5.3)	—
Net consideration paid	$101.0	$16.7

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo	IdeaTek	Latisys
Acquisition date	July 1, 2014	July 1, 2014	January 1, 2015	February 23, 2015
	(in millions)
Cash	$—	$4.2	$—	$9.4
Other current assets	0.2	9.5	0.8	17.2
Property and equipment	7.0	31.3	32.3	222.9
Deferred tax assets, net	—	—	3.1	0.4
Intangibles	21.0	26.4	7.6	250.2
Goodwill	25.2	32.5	39.0	274.7
Other assets	—	2.3	—	5.0
Total assets acquired	53.4	106.2	82.8	779.8
Current liabilities	1.5	13.5	4.4	10.0
Deferred revenue	—	3.7	25.7	3.1
Deferred tax liability, net	—	7.6	—	79.5
Other liabilities	—	3.3	—	—
Total liabilities assumed	1.5	28.1	30.1	92.6
Net assets acquired	51.9	78.1	52.7	687.2
Less cash acquired	—	(4.2)	—	(9.4)
Net consideration paid	$51.9	$73.9	$52.7	$677.8

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

In each of the Company’s Fiscal 2015 and Fiscal 2016 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $3.3 million for the three and six months ended December 31, 2015, and $1.3 million and $4.8 million during the three and six months ended December 31, 2014, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2016 and 2015 acquisitions as if the acquisitions occurred on July 1, 2014. The pro forma net loss for the periods ended December 31, 2015 and 2014 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2014.

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Revenue	$374.7	$357.6	$746.6	$710.8
Net loss	$(11.9)	$(6.7)	$(28.3)	$(127.8)

The Company is unable to determine the amount of revenue and net income associated with each acquisition recognized during the period as a result of integration activities.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) GOODWILL

The Company’s goodwill balance was $1,222.2 million and $1,224.4 million as of December 31, 2015 and June 30, 2015, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), Zayo Cloud Services (“Cloud”) and Other (primarily ZPS).

The following reflects the changes in the carrying amount of goodwill during the six months ended December 31, 2015:

Product Group	As of June 30, 2015	Fiscal 2016 Acquisitions	Adjustments to Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of December 31, 2015
	(in millions)
Dark Fiber	$299.1	$5.3	$—	$(5.8)	$298.6
Waves	265.6	2.3	—	(3.1)	264.8
Sonet	50.3	1.5	—	—	51.8
Ethernet	104.2	1.3	—	(0.1)	105.4
IP	86.3	0.2	—	(0.2)	86.3
MIG	73.4	—	0.3	—	73.7
zColo	273.2	1.5	(5.1)	(0.2)	269.4
Cloud	57.0	—	—	(0.1)	56.9
Other	15.3	—	—	—	15.3
Total	$1,224.4	$12.1	$(4.8)	$(9.5)	$1,222.2

During the six months ended December 31, 2015, the Company recorded adjustments to its provisional accounting estimates primarily associated with deferred tax asset balances acquired from the IdeaTek and Latisys acquisitions, which resulted in a $4.8 million reduction to goodwill.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of December 31, 2015 and June 30, 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
December 31, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,102.3	$(191.1)	$911.2
Trade names	0.2	(0.2)	—
Underlying rights	1.7	(0.3)	1.4
Total	1,104.2	(191.6)	912.6
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	16.9	—	16.9
Total	$1,124.6	$(191.6)	$933.0
June 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,080.3	$(155.0)	$925.3
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.2)	1.5
Total	1,082.2	(155.3)	926.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.9	—	17.9
Total	$1,103.6	$(155.3)	$948.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) LONG-TERM DEBT

As of December 31, 2015 and June 30, 2015, long-term debt was as follows:

	December 31,	June 30,
	2015	2015
	(in millions)
Term Loan Facility due 2021	$1,638.5	$1,646.8
10.125% Senior Unsecured Notes due 2020	325.6	325.6
6.00% Senior Unsecured Notes Due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes Due 2025	350.0	350.0
Total debt obligations	3,744.1	3,752.4
Unamortized discount on Term Loan Facility	(18.3)	(19.8)
Unamortized premium on 6.00% Senior Unsecured Notes	6.7	7.1
Unamortized debt issuance costs	(66.2)	(71.0)
Carrying value of debt	3,666.3	3,668.7
Less current portion	(16.5)	(16.5)
Long-term debt, less current portion	$3,649.8	$3,652.2

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, ZGL entered into an Amendment and Restatement Agreement whereby its Credit Agreement (the “Credit Agreement”) governing its senior secured term loan facility (the “Term Loan Facility”) and $450 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $4.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three and six months ended December 31, 2015 or 2014).

The Revolver matures at the earliest of (i) April 17, 2020, (ii) six months prior to the maturity date of the Term Loan Facility, subject to amendment thereof, and (iii) six months prior to the maturity date of the 2020 Unsecured Notes (as defined below), subject to repayment or amendment thereof.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on ZGL’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon ZGL’s leverage ratio.

Interest rates on the Term Loan Facility as of December 31, 2015 and June 30, 2015 were 3.75%. Interest rates on the Revolver as of December 31, 2015 and June 30, 2015 were approximately 3.2% and 3.0%, respectively.

As of December 31, 2015, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $9.2 million as of December 31, 2015, leaving $440.8 million available under the Revolver.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.125% Senior Unsecured Notes due 2020

On July 2, 2012, ZGL and Zayo Capital, Inc. (the “Issuers”) issued $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”).  On December 15, 2014, the Issuers redeemed $174.4 million of their outstanding 2020 Unsecured Notes at a price of 110.125% and $75.0 million of their then outstanding 8.125% senior secured notes due 2020 at a price of 108.125% (the “Note Redemption”). As part of the Note Redemption, the Company paid an early redemption call premium of $23.8 million, which was recorded as a loss on extinguishment of debt on the consolidated statements of operations during three and six months ended December 31, 2014.

6.00% Senior Unsecured Notes Due 2023 and 6.375% Senior Unsecured Notes due 2025

On January 23, 2015, the Issuers completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March Notes Offering is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 2 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem the remaining $675.0 million of the Issuers’ then outstanding 8.125% senior secured notes due 2020 at a price of 105.75% (the “Second Notes Redemption”).  As part of the Second Notes Redemption, the Company paid an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations during the three months ended March 31, 2015.

On May 6, 2015, the Issuers completed a private offering of $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of the Term Loan Facility. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $8.4 million during the three months ended June 30, 2015.

Debt covenants

The indentures (the “Indentures”) governing the 2020 Unsecured Notes, the 2023 Unsecured Notes and the 2025 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of ZGL and its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of ZGL’s restricted subsidiaries to pay dividends or make other payments to ZGL, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

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

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2015.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of ZGL’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $99.5 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $23.2 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during Fiscal 2015.

The balance of debt issuance costs as of December 31, 2015 and June 30, 2015 was $66.2 million and $71.0 million, net of accumulated amortization of $33.3 million and $28.3 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $2.5 million and $5.0 million for the three and six months ended December 31, 2015 and $3.8 million and $7.5 million during the three and six months ended December 31, 2014, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to “Long-term debt, non-current”.

Loss on extinguishment of debt

In connection with the Note Redemption, the Company recorded an early redemption call premium of $23.8 million and recorded an expense of $7.1 million related to unamortized debt issuance costs associated with the notes redeemed. These expenses are included on the consolidated statements of operations during three and six months ended December 31, 2014.

Interest rate derivatives

On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counterparty will pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $3.5 million and $4.1 million are included in “Other long term liabilities” in the Company’s condensed consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively. During the three and six months ended December 31, 2015, respectively, $1.0 million and $0.6 million was recorded as a decrease in interest expense for the change in fair value of the interest rate swaps. During the three and six months ended December 31, 2014, respectively, $1.5 million and $(0.5) million was recorded as an increase/(decrease) in interest expense for the change in the fair value of the interest rate swaps.

(6) INCOME TAXES

The Company’s provision for income taxes from operations is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Current Income Taxes	(in millions)
Federal	$0.7	$1.6	$0.8	$3.1
State	3.1	0.9	3.5	1.8
Foreign	1.0	—	1.2	0.8
Total	$4.8	$2.5	$5.5	$5.7
Deferred Income Taxes
Federal	$8.2	$(5.3)	$9.9	$1.0
State	(2.0)	(1.4)	(2.2)	(1.2)
Foreign	0.1	(0.2)	0.6	(0.5)
Total	6.3	(6.9)	8.3	(0.7)
Total provision/(benefit) for income taxes	$11.1	$(4.4)	$13.8	$5.0

The United States and foreign components of loss from operations before income taxes for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(in millions)
United States	$1.6	$0.1	$(12.1)	$(92.5)
Foreign	(1.3)	(0.7)	(0.1)	(9.2)
Total	$0.3	$(0.6)	$(12.2)	$(101.7)

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six-month periods ended December 31, 2015 and 2014 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Expected benefit at the statutory rate	$(0.1)	$(0.3)	$(4.3)	$(35.6)
Increase/(decrease) due to:
Non-deductible stock-based compensation	10.0	(5.1)	17.4	42.1
State income taxes benefit, net of federal benefit	0.1	—	(0.5)	(4.5)
Transactions costs not deductible for tax purposes	0.5	0.1	0.5	0.4
Foreign tax rate differential	0.4	(0.3)	0.3	0.8
Other, net	0.2	1.2	0.4	1.8
Provision/(benefit) for income taxes	$11.1	$(4.4)	$13.8	$5.0

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

(7) EQUITY

Prior to October 16, 2014, the Company was a wholly owned subsidiary of CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder investors. Prior to October 16, 2014, the Company was controlled by the CII board of managers, which was in turn controlled by the members of CII in accordance with the rights specified in CII’s operating agreement. At formation, 1,000 shares of common stock, par value $0.001, were issued to CII by the Company. On October 9, 2014, the Company’s Board of Directors authorized a 223,000-for-one split of the Company’s common stock that was effective upon the filing of the Company’s amended and restated certificate of incorporation on October 10, 2014. Subsequent to the stock split and prior to the Company’s initial public offering (“IPO”) in October 2014, of 223,000,000 shares of common stock with a par value of $0.001 were outstanding and are retroactively reflected in the Company’s consolidated financial statements and notes thereto.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended December 31, 2015, the Company recorded an $87.6 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 – Stock-based Compensation).  Additionally, the Company recorded an increase to additional paid-in capital of $5.1 million associated with a net tax benefit from stock-based compensation.  The net tax benefit is a result of the stock-based compensation deduction for tax purposes exceeding the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations.  As a result of this net benefit, the Company retained $0.6 million in cash during the six months ended December 31, 2015 that would have otherwise been paid in income taxes during the current period.  The remaining $4.5 million net tax benefit allowed the Company to preserve an equal amount of its federal net operating loss carryforward balance.  Under GAAP, the gross tax benefit recognized during the period of $7.9 million has been recorded on the condensed consolidated statement of cash flows as a cash inflow in the financing activities section and an offsetting outflow of $7.9 million has been recorded as a cash outflow in the cash provided by operating activities section.

Share Repurchases

During the three and six months ended December 31, 2015, the Company repurchased 726,327 shares of its outstanding common stock. This amount includes 355,557 shares repurchased at an average price of $23.85 per share, or $8.5 million, excluding commissions, under a $500 million, 6-month share repurchase program authorized by the Company’s Board of Directors (the “Board”) on November 10, 2015. As of December 31, 2015, $491.5 million remained available under the share repurchase authorization approved by the Board through May 2016. The amounts included in the “Common stock repurchases” line in the Company’s Condensed Consolidated Statements of Cash Flows represents both shares authorized by the Board for repurchase under the publically announced authorization described above, as well as $9.4 million, or 370,770 shares, withheld from employees to cover tax withholding obligations on RSUs that have vested.

(8) STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense for liability and equity classified awards included on the condensed consolidated statements of operations.

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Included in:	(in millions)
Operating costs	$5.1	$0.9	$11.8	$15.4
Selling, general and administrative expenses	37.8	(6.9)	77.2	101.7
Total stock-based compensation expense	$42.9	$(6.0)	$89.0	$117.1

CII common and preferred units	$26.4	$(13.3)	$45.9	$109.8
Part A restricted stock units	10.2	2.6	20.2	2.6
Part B restricted stock units	6.0	4.7	22.4	4.7
Part C restricted stock units	0.3	—	0.5	—
Total stock-based compensation expense	$42.9	$(6.0)	$89.0	$117.1

CII Common and Preferred Units

Prior to the Company’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Company’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date and this amount was recorded as an increase to additional-paid-in-capital during the year ended June 30, 2015.   The fair value of the unrecognized compensation expense associated with unvested CII common units is being recognized over the remaining vesting period of CII’s outstanding common units through May 15, 2017.

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

Employees with unvested CII common units at the time of the IPO have and/or will continue to receive monthly distributions from CII of the Company’s common stock as they vest under the original terms of the CII common unit grant agreements.  A total of 6,353,302 shares of the Company’s common stock are associated with unvested CII common units that have or will be distributed subsequent to the IPO date. In addition, CII has and may in the future be required to distribute additional shares of the Company’s common stock to CII common unit holders on a quarterly basis based on the Company’s stock price performance through June 30, 2016, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing distribution mechanism, whose primary input is the Company’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of the Company’s common stock that have or will be distributed to existing CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

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

On June 13, 2014, the Company completed a spin-off of Onvoy, LLC and its subsidiaries (“OVS”) to CII. The value of the CII common units is derived from the value of CII’s investments in the Company and OVS. As the value derived from each of these investments is separately determinable and there is a plan in place to distribute the value associated with the investment in Company shares separate from the value derived from OVS, the two components are accounted for separately.  The OVS component of the CII awards is adjusted to fair value each reporting period.  On December 31, 2015, CII entered into an agreement to sell OVS to a third party.  Based on the proposed sale price, the estimated fair value of OVS awards has been increased, resulting in an increase to stock based compensation expense and corresponding increase to additional paid-in capital of $12.4 million during the three and six months ended December 31, 2015.  Any proceeds from the sale to be distributed to the Company’s employees will be paid by CII.

During the three and six months ended December 31, 2015, the Company recognized $26.4 million and $45.9 million, respectively, of stock-based compensation expense related to fair value adjustments and vesting of CII common and preferred units. During the three and six months ended December 31, 2014, the Company recognized a reduction of $13.3 million and an increase of $109.8 million, respectively, to stock-based compensation expense related to the vesting of CII common and preferred units. As of December 31, 2015, the unrecognized compensation associated with the Company component of unvested CII common units was $37.5 million.

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

During the three and six months ended December 31, 2015, the Company recognized $10.2 million and $20.2 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and six months ended December 31, 2014, the Company recognized $2.6 million of compensation expense associated with the vested portion of the Part A awards. The December 2015 and June 2015 quarterly awards were recorded as liabilities totaling $2.0 million and $1.9 million, as of December 31, 2015 and June 30, 2015, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At December 31, 2015, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $18.7 million.

The following table summarizes the Company’s Part A RSU activity for the six months ended December 31, 2015:

	Number of Part A RSUs	Weighted average grant-date fair value per share		Weighted average remaining contractual term in months
	(in millions, except share data)
Outstanding at July 1, 2015	933,217		$26.25	7.1
Granted	1,024,991		$26.32
Vested	(146,001)		$19.04
Forfeited	(65,360)	$	n/a
Outstanding at December 31, 2015	1,746,847		$26.84	8.0

Part B

Under Part B of the PCIP, participants, including the Company’s executives, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on the Company’s stock price performance over a performance period of one year with the starting price being the average closing price over the last ten trading days of the quarter immediately prior to the grant and vest assuming continuous employment through the end of the measurement period. The existence of a vesting provision that is associated with the performance of the Company’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of the Company’s common stock.

The following table summarizes the Company’s Part B RSU activity for the six months ended December 31, 2015:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
	(in millions, except share data)
Outstanding at July 1, 2015	1,249,873	$42.91	5.5
Granted	554,887	$17.96
Vested	(915,177)	$48.74
Forfeited	(58,976)	$21.97
Outstanding at December 31, 2015	830,607	$21.30	5.9

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the total Part B RSUs granted during Fiscal 2016 and 2015, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into, and the grant date fair value per Part B RSU:

	During the Three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(in millions, except per share data)
Part B RSUs granted	282,074	272,813	316,353	359,658	575,660
Maximum eligible shares of the Company's stock	1,449,860	1,426,812	1,490,023	1,388,280	2,222,048
Grant date fair value per Part B RSU	$18.08	$17.83	$27.10	$24.36	$63.12

The Company recognized stock-based compensation expense of $6.0 million and $22.4 million related to Part B awards for the three and six months ended December 31, 2015, respectively, and $4.7 million for the three and six months ended December 31, 2014.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $8.2 million at December 31, 2015.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the six months ended December 31, 2015, the Company’s independent directors were granted 18,826 Part C RSUs. Part C RSUs vest in the same quarter as issuance.  During the three and six months ended December 31, 2015, the Company recognized $0.3 million and $0.5 million, respectively, of compensation expense associated with the Part C RSUs.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at December 31, 2015 and June 30, 2015 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized premium, and was $2,112.3 million and $2,112.7 million as of December 31, 2015 and June 30, 2015, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the Company's Notes as of December 31, 2015 and June 30, 2015 was estimated to be $2,034.0 million and $2,109.3 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, net of the unamortized discounts, and was $1,620.2 million and $1,627.0 million as of December 31, 2015 and June 30, 2015, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16.4 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $1.0 million and $0.6 million were recorded as an decrease to interest expense during the three and six months ended December 31, 2015, respectively, and $1.5 million and $(0.5) million were recorded as an increase/(decrease) to interest expense during the three and six months ended December 31, 2014, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $9.5 million.

As of December 31, 2015 and June 30, 2015, there was no balance outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	December 31, 2015	June 30, 2015
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$3.5	$4.1

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At December 31, 2015, the Company was contractually committed for $241.2 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) RELATED PARTY TRANSACTIONS

On June 13, 2014, the Company completed a spin-off of OVS to CII (see Note 7 – Equity). CII holds approximately 4% of the Company’s outstanding common stock at December 31, 2015. The Company continues to have ongoing contractual relationships with OVS, whereby the Company provides OVS and its subsidiaries with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates. Subsequent to the spin-off date, transactions with OVS are included in the Company’s results of operations.

The following table represents the revenue and expense transactions the Company recorded with OVS for the periods presented:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(in millions)
Revenues	$1.6	$1.7	$3.3	$3.4
Operating costs	$0.1	$0.4	$0.2	$0.7

As of December 31, 2015 and June 30, 2015, the Company had outstanding balances of $0.5 million and $0.6 million, respectively, due from OVS.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the three and six months ended December 31, 2015 the Company reimbursed Mr. Caruso $0.2 million and $0.3 million, respectively, and during the three and six months ended December 31, 2014 reimbursed $0.2 million and $0.6 million, respectively, for his business use of the aircraft.

On June 28, 2012, Matt Erickson, the President and COO of Global Sales & Customer Success, purchased $0.6 million in aggregate principal amount of 2020 Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. On December 15, 2014, in connection with the Note Redemption, approximately $0.2 million of Mr. Erickson’s notes were redeemed, and as of December 31, 2015, the principal amount of 2020 Unsecured Notes held by Mr. Erickson was $0.4 million.

(12) SEGMENT REPORTING

The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company's notes to its financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.

As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s dark fiber solutions,  network connectivity, colocation and cloud infrastructure and other services are comprised of various related product groups generally defined around the type of service the customer is buying, referred to as Strategic Product Groups ("SPG" or "SPGs"). Each SPG is responsible for the revenue, costs and

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

associated capital expenditures of their respective services. The SPGs enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services.

With the continued increase in the Company’s scope and scale, effective October 1, 2015 the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impacts how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of establishing a new reportable segment and re-aligning the Company’s existing SPGs to the revised reportable segments.  Prior to this change, the operating segments were reported as Physical Infrastructure, which included the Company’s Dark Fiber, MIG and zColo SPGs, Cloud and Connectivity, which included the Company’s Waves, SONET, Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has removed the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment named Zayo Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported as Dark Fiber Solutions operating segment, and Ethernet, IP, Waves, and SONET, are now reported in the Network Connectivity operating segment. SPGs report directly to the reportable segment managers who are responsible for the operations and financial results for the Dark Fiber Solutions, Network Connectivity,  Colocation and Cloud Infrastructure, and Other reportable segments (collectively, the “Revised Segments”). The Revised Segment managers report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

The Company’s Revised Segments are further described below:

Dark Fiber Solutions. Through the Dark Fiber Solutions segment, the Company provides raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. The Company leases dark fiber pairs (usually 2 to 12 total fibers) to its customers, who “light” the fiber using their own optronics. The Company’s mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Dark Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Dark Fiber Solutions segment tend to range from three to twenty years.

Network Connectivity. The Network Connectivity segment provides bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and the Company’s customers pay for access based on the amount and type of bandwidth they purchase. The Company’s services within this segment include wavelength, Ethernet, IP and SONET. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Network Connectivity customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s datacenters also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other. The Other segment is primarily comprised of ZPS. ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Effective October 1, 2015 revenues for all of the Company’s products are included in one of the Company’s segments. This segment presentation has been recast for all prior periods presented for comparability. The results of operations for each segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

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

	As of and for the Three months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$137.7	$168.7	$58.5	$4.7	$—	$369.6
Segment Adjusted EBITDA	99.1	89.9	29.0	0.9	—	218.9
Total assets	3,078.3	1,900.7	1,027.2	34.4	232.9	6,273.5
Capital expenditures	109.2	48.1	15.1	—	—	172.4

	As of and for the Six months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$272.7	$335.7	$116.8	$11.2	$—	$736.4
Segment Adjusted EBITDA	195.7	178.6	57.4	2.6	—	434.3
Capital expenditures	202.7	94.8	34.1	—	—	331.6

	As of and for the Three months ended December 31, 2014
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$129.7	$161.7	$27.0	$5.5	$—	$323.9
Segment Adjusted EBITDA	89.6	85.6	13.4	1.1	—	189.7
Total assets	2,652.1	1,766.3	250.1	36.1	284.6	4,989.2
Capital expenditures	69.7	52.5	7.3	—	—	129.5

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Six months ended December 31, 2014
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$257.1	$321.9	$53.9	$11.6	$—	$644.5
Segment Adjusted EBITDA	174.8	168.7	26.7	2.5	—	372.7
Capital expenditures	127.8	98.8	18.2	—	—	244.8

	As of June 30, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$2,830.1	$1,807.7	$1,032.6	$35.0	$389.2	$6,094.6

Reconciliation from Total Segment Adjusted EBITDA to net loss from operations:

	Three months ended December 31,
	2015	2014
	(in millions)
Total Segment Adjusted EBITDA	$218.9	$189.7
Interest expense	(51.2)	(53.4)
Depreciation and amortization expense	(113.7)	(96.9)
Transaction costs	(3.3)	(1.3)
Stock-based compensation	(42.9)	6.0
Loss on extinguishment of debt	—	(30.9)
Unrealized foreign currency loss on intercompany loans	(7.1)	(13.3)
Non-cash loss on investments	(0.4)	(0.5)
Income/(loss) from operations before income taxes	$0.3	$(0.6)

	Six months ended December 31,
	2015	2014
	(in millions)
Total Segment Adjusted EBITDA	$434.3	$372.7
Interest expense	(105.0)	(100.3)
Depreciation and amortization expense	(230.8)	(192.9)
Transaction costs	(3.3)	(4.8)
Stock-based compensation	(89.0)	(117.1)
Loss on extinguishment of debt	—	(30.9)
Unrealized foreign currency loss on intercompany loans	(17.8)	(27.9)
Non-cash loss on investments	(0.6)	(0.5)
Income/(loss) from operations before income taxes	$(12.2)	$(101.7)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13) SUBSEQUENT EVENTS

Allstream Acquisition

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) for cash consideration of CAD $427.0 million (or $298.0 million), subject to certain post-closing adjustments. The consideration paid is net of CAD $38.0 million (or $26.0 million) of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Term Loan Proceeds (as defined below).

The acquisition adds more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

Term Loan Borrowings

On January 15, 2016, the Company entered into an Incremental Amendment (the “Amendment”) to its Credit Agreement. Under the terms of the Amendment, the Company’s term loan facility was increased by $400 million. The additional amounts borrowed bear interest at LIBOR plus 3.5 percent with a minimum LIBOR rate of 1.0 percent. The $400 million add-on was priced at 99.0 percent. No other terms of the Credit Agreement were amended.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a large and fast-growing provider of bandwidth infrastructure in the United States, Canada and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities. Our fiber networks and datacenter facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of December 31, 2015, we had $6.5 billion in revenue under contract with a weighted average remaining contract term of approximately 47 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups-employees, customers, and stockholders.

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

Our fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2016 as “Fiscal 2016”  and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. With the continued increase in our scope and scale, effective October 1, 2015, our chief operating decision maker ("CODM"), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of establishing a new reportable segment and re-aligning our existing Strategic Product Groups (“SPGs”) within the revised reportable segments. As of December 31, 2015, we have four reportable segments as described below:

Dark Fiber Solutions. Through the Dark Fiber Solutions segment, we provide raw bandwidth infrastructure to customers that require more control of their internal networks. These services include dark fiber and mobile infrastructure (fiber-to-the-tower and small cell). Dark fiber is a physically separate and secure, private platform for dedicated bandwidth. We lease dark fiber pairs (usually 2 to 12 total fibers) to our customers, who “light” the fiber using their own optronics. Our mobile infrastructure services provide direct fiber connections to cell towers, small cells, hub sites, and mobile switching centers. Dark Fiber Solutions customers include carriers and other communication service providers, Internet service providers, wireless service providers, major media and content companies, large enterprises, and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms in the Dark Fiber Solutions segment tend to range from three to twenty years.

Network Connectivity. The Network Connectivity segment provides bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks where it uses optronics to light the fiber and our customers pay for access based on the amount and type of bandwidth they purchase. Our services within this segment include wavelength, Ethernet, IP and SONET. We target customers who require a minimum of 10G of bandwidth across their networks. Network Connectivity customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. The contract terms in this segment tend to range from two to five years.

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s datacenters also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Other. The Other segment is primarily comprised of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Prior to our change in reportable segments, the operating segments were reported as Physical Infrastructure, which included our Dark Fiber, MIG and Zayo Colocation (“zColo”) SPGs, Cloud and Connectivity, which included our Waves, Sonet Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has removed the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment named Zayo Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported in the Dark Fiber Solutions operating segment, and Ethernet, IP, Waves, and SONET are now reported in the Network Connectivity operating segment.  All prior period segment level financial and operating metrics included in this Report have been recast to conform to the current period presentation for comparability.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 36 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

Viatel

On December 31, 2015,  we acquired 100% of the interest in Viatel Infrastructure Europe Ltd, Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively “Viatel”) for cash consideration of €92.6 million (or $101.0 million), net of cash acquired. The final purchase consideration is subject to certain post-closing adjustments.  The acquisition was funded with cash on hand. €5.0 million (or $5.5 million) of the purchase consideration is currently held in escrow pending expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

The Viatel acquisition provides us with Pan-European intercity and metro fiber capability via a 8,400 kilometer fiber network across eight countries. The transaction added 12 new metro networks, seven data centers and connectivity to 81 on-net buildings. Two wholly-owned subsea cable systems provide connectivity on two of Europe’s key routes – London-Amsterdam and London-Paris.

The operating results of the acquired Viatel business will be included in our results beginning January 1, 2016.

Latisys Holdings, LLC

On February 23, 2015, we acquired all of the equity interest of the operating subsidiaries of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of our January Notes Offering (as defined below).

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

Recently Closed Acquisition

On January 15, 2016, we acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) for cash consideration of CAD $427.0 million (or $298.0 million), subject to certain post-closing adjustments. The consideration paid is net of CAD $38.0 million (or $26.0 million) of working capital and other liabilities assumed by us in the acquisition. The acquisition was funded with an incremental borrowing under our Term Loan Facility (defined below).

The acquisition adds more than 18,000 route miles to our fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

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

On January 23, 2015, ZGL and Zayo Capital, Inc. (together, the “Issuers”) completed a private offering (the “January Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March Notes Offering”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million in connection with the March Notes Offering is being accreted as a reduction to interest expense over the term of the 2023 Unsecured Notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January Notes Offering were used to fund the Latisys acquisition (see Note 2 – Acquisitions).   The net proceeds from the March Notes Offering were used to redeem the Issuers’ remaining $675.0 million then outstanding 8.125% senior secured notes due 2020 (the “Second Notes Redemption”) at a price of 105.75%.  As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On April 17, 2015, ZGL entered into a Seventh Amendment (the “Seventh Amendment”) to the credit agreement (the “Credit Agreement”) governing its senior secured term loan facility (the “Term Loan Facility”) and $450 million senior secured revolving credit facility (the “Revolver”). Under the terms of the Seventh Amendment, the Revolver was increased by $200.0 million to $450.0 million, and the maturity date of the Revolver was extended to the earliest of (i) five years after the effective date of the Seventh Amendment, (ii) six months prior to the maturity date of the Term Loan Facility, subject to repayment or amendment thereof, and (iii) six months prior to the maturity date of the 2020 Unsecured Notes, subject to repayment or amendment thereof.  The Seventh Amendment also increased the letter of credit commitment from $30.0 million to $50.0 million and provided that, in the event that the Term Loan Facility was amended or refinanced to remove all financial maintenance covenants, the Fixed Charge Coverage Ratio maintenance requirement would be replaced with a springing Senior Secured Leverage Ratio maintenance requirement applicable only to the Revolver. Further, pursuant to the Seventh Amendment, up to $50.0 million of revolving loans and letters of credit may be denominated in or issued in, as applicable, Euros or British Pound Sterling.

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

On January 15, 2016, we entered into an Incremental Amendment (the “Amendment”) to our Credit Agreement. Per the terms of the Amendment, our term loan facility was increased by $400 million and will bear interest at LIBOR plus 3.5 percent with a minimum LIBOR rate of 1.0 percent. The $400 million add-on was priced at 99.0 percent. No other terms of the Credit Agreement were amended.

Interest rates on the Term Loan Facility and Revolver as of December 31, 2015 were 3.75% and approximately 3.2%, respectively.

As of December 31, 2015, no amounts were outstanding under the Revolver.

Capital Expenditures

During the six months ended December 31, 2015 and 2014, we invested $331.6 million and $244.8 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2015

Background for Review of Our Results of Operations

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

Churn Processed.   Churn is any negative change to MRR and MAR. Churn includes disconnects, negative price changes, and disconnects associated with upgrades or replacement services. For each period presented, disconnects associated with attrition and upgrades or replacement services are the drivers of churn, accounting for more than 75% of negative changes in MRR and MAR while price changes account for less than 25%. Monthly churn is also presented as a percentage of MRR and MAR (“churn percentage”).

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

Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Revenue

	For the three months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$137.7	$129.7	$8.0	6%
Network Connectivity	168.7	161.7	7.0	4%
Colocation and Cloud Infrastructure	58.5	27.0	31.5	117%
Other	4.7	5.5	(0.8)	(15)%
Consolidated	$369.6	$323.9	$45.7	14%

Our total revenue increased by $45.7 million, or 14%, to $369.6 million for the three months ended December 31, 2015, from $323.9 million for the three months ended December 31, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 5%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period to $6.8 million from $5.2 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended December 31, 2015, was approximately $473.9 million.

•	During the three months ended December 31, 2015, we recognized net installs of $2.2 million as compared to $1.8 million during the three months ended December 31, 2014.
•	Monthly churn percentage remained consistent between the two periods at 1.2%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 9%.

The average exchange rate between the USD and GBP strengthened by 4.3% during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.  The average exchange rate between the USD and Euro strengthened by 14.0%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the three months ended December 31, 2015 and December 31, 2014 by an additional $2.8 million for a total period-over-period increase of $48.5 million, or 15%.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $8.0 million, or 6%, to $137.7 million from $129.7 million for the three months ended December 31, 2015 and 2014, respectively.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure products also contributed to the segment’s growth. Bookings of MRR and MAR for the three months ended December 31, 2015 were $2.5 million (with a total contract value of approximately $357.3 million), an increase from the $1.5 million in bookings for the same period in the prior year. Gross installs were $2.3 million for the three months ended December 31, 2015, compared to $2.0 million for the same period in prior year. The monthly churn percentage increased between the two periods from 0.7% for the three months ended December 31, 2014 to 0.8% for the three months ended December 31, 2015, with total churn processed of $1.0 million for the three months ended December 31, 2015 compared to $0.8 million for the three months ended December 31, 2014.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $7.0 million, or 4%, to $168.7 million from $161.7 million for the three months ended December 31, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s IP SPG, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR decreased to $2.9 million from $3.2 million between the two comparative periods, with a total contract value of approximately $86.0 million for the three months ended December 31, 2015. Gross installs were $3.2 million for the three months ended December 31, 2015, compared to $3.0 million in the prior year. The monthly churn percentage decreased from 1.6% for the three months ended December 31, 2014 to 1.5% for the three months ended December 31, 2015, with a total churn processed of $2.4 million for the three months ended December 31, 2015 compared to $2.6 million for the three months ended December 31, 2014.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $31.5 million, or 117%, to $58.5 million from $27.0 million for the three months ended December 31, 2015 and 2014, respectively. The increase was a result of both acquisition and organic related growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased to $1.3 million from $0.6 million between the two comparative periods, with a total contract value of approximately $30.1 million for the three months ended December 31, 2015. Gross installs were $0.8 million for the three months ended December 31, 2015, compared to $0.5 million in the prior year. The monthly churn percentage increased from 1.0% for the three months ended December 31, 2014 to 1.1% for the three months ended December 31, 2015, resulting in total churn processed of $0.6 million for the three months ended December 31, 2015 compared to $0.3 million for the three months ended December 31, 2014.

Other.   Revenue from our Other segment decreased by $0.8 million, or 15%, to $4.7 million from $5.5 million, for the three months ended December 31, 2015 and 2014, respectively. The Other segment represented approximately 1.3% of our total revenue during the three months ended December 31, 2015.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended December 31,
	2015		2014
	(in millions)
Monthly recurring revenue	$336.4	91%	$292.0	90%
Amortization of deferred revenue	21.5	6%	17.3	5%
Other Revenue	11.7	3%	14.6	5%
Total Revenue	$369.6	100%	$323.9	100%

Operating Costs and Expenses

	For the three months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$114.5	$93.9	$20.6	22%
Network Connectivity	133.6	108.0	25.6	24%
Colocation and Cloud Infrastructure	58.4	20.5	37.9	185%
Other	4.4	4.4	—	*
Consolidated	$310.9	$226.8	$84.1	37%

* not meaningful

Our operating costs increased by $84.1 million, or 37%, to $310.9 million for the three months ended December 31, 2015 from $226.8 million for the three months ended December 31, 2014. The increase in consolidated operating costs was primarily due to a $48.9 million increase in stock-based compensation, a $16.8 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs increased by $20.6 million, or 22%, to $114.5 million for the three months ended December 31, 2015 from $93.9 million for the three months ended December 31, 2014. The increase in operating costs and expenses was primarily a result of a $19.8 million increase in stock-based compensation, a $1.9 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Network Connectivity.    Network Connectivity operating costs increased by $25.6 million, or 24%, to $133.6 million for the three months ended December 31, 2015 from $108.0 million for the three months ended December 31, 2014. The increase in operating costs and expenses was primarily a result of a  $22.3 million increase in stock-based compensation and other increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $37.9 million, or 185%, to $58.4 million for the three months ended December 31, 2015 from $20.5 million for the three months ended December 31, 2014. The increase in operating costs and expenses was primarily a result of a $6.3 million increase in stock-based compensation, a $15.7 million increase in depreciation and amortization expense and other increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Other.    Other operating costs remained consistent at $4.4 million for the three months ended December 31, 2015, and December 31, 2014.

The table below sets forth the components of our operating costs and expenses during the three months ended December 31, 2015 and 2014.

	For the three months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$49.0	$42.9	$6.1	14%
Compensation and benefits expenses	41.5	38.1	3.4	9%
Network operations expense	41.4	37.4	4.0	11%
Other expenses	19.1	16.2	2.9	18%
Transaction costs	3.3	1.3	2.0	154%
Stock-based compensation	42.9	(6.0)	48.9	*
Depreciation and Amortization	113.7	96.9	16.8	17%
Total operating costs and expenses	$310.9	$226.8	$84.1	37%

* not meaningful

Netex.    Our Netex increased by $6.1 million, or 14%, to $49.0 million for the three months ended December 31, 2015 from $42.9 million for the three months ended December 31, 2014. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2015, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue remained materially consistent at 13% for the three months ended December 31, 2015 and 2014.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $3.4 million, or 9%, to $41.5 million for the three months ended December 31, 2015 from $38.1 million for the three months ended December 31, 2014.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2016 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2015 and Fiscal 2016, and was partially offset by a decrease in bonus expense.

Headcount as of the end of the respective periods was:

	December 31,	December 31,
	2015	2014
Dark Fiber Solutions	815	809
Network Connectivity	764	669
Colocation and Cloud Infrastructure	342	138
Other	28	29
Total	1,949	1,645

Network Operations Expenses.    Network operations expenses increased by $4.0 million, or 11%, to $41.4 million for the three months ended December 31, 2015 from $37.4 million for the three months ended December 31, 2014. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 16% to 95,178 miles at December 31, 2015 from 82,280 miles at December 31, 2014.

Other Expenses.    Other expenses increased by $2.9 million, or 18%, to $19.1 million for the three months ended December 31, 2015, from $16.2 million for the three months ended December 31, 2014. The increase was primarily the result of additional expenses attributable to our Fiscal 2015 acquisitions.

Transaction Costs.    Transaction costs increased by $2.0 million, or 154%, to $3.3 million for the three months ended December 31, 2015 from $1.3 million for the three months ended December 31, 2014.  The increase was due to higher transaction-related costs for our acquisition of Viatel.

Stock-Based Compensation.    Stock-based compensation expense increased by $48.9 million, to $42.9 million for the three months ended December 31, 2015 from a credit of $(6.0) million for the three months ended December 31, 2014.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $16.8 million, or 17%, to $113.7 million for the three months ended December 31, 2015 from $96.9 million for the three months ended December 31, 2014.  The increase was primarily a result of depreciation related to increased capital expenditures and increased amortization expense associated with our Fiscal 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2015 and 2014, respectively.

	For the three months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(51.2)	$(53.4)	$2.2	4%
Loss on extinguishment of debt	—	(30.9)	30.9	*
Foreign currency loss on intercompany loans	(7.1)	(13.3)	6.2	47%
Other expense, net	(0.1)	(0.1)	—	*
Total other expenses, net	$(58.4)	$(97.7)	$39.3	40%

* not meaningful

Interest expense.   Interest expense decreased by $2.2 million, or 4%, to $51.2 million from $53.4 million for the three months ended December 31, 2015 and 2014, respectively. The decrease was primarily a result of changes in the fair value of our interest rate swaps, and by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions, partially offset by an increase in indebtedness from the comparative periods.

Loss on extinguishment of debt.   As part of our Note Redemption, we paid an early redemption call premium of $23.8 million and recorded an expense of $7.1 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the three months ended December 31, 2014.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans decreased $6.2 million, or 47%, to $7.1 million for the three months ended December 31, 2015, from $13.3 million for the three months ended December 31, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

Income tax expense increased over the prior year by $15.5 million, to $11.1 million for the three months ended December 31, 2015 from a tax benefit of $(4.4) million for the three months ended December 31, 2014. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. As a result of our stock-based compensation related to the CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended December 31,
	2015	2014
	(in millions)
Expected benefit at the statutory rate	$(0.1)	$(0.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	10.0	(5.1)
State income taxes benefit, net of federal benefit	0.1	—
Transactions costs not deductible for tax purposes	0.5	0.1
Foreign tax rate differential	0.4	(0.3)
Other, net	0.2	1.2
Provision/(benefit) for income taxes	$11.1	$(4.4)

Six Months Ended December 31, 2015 Compared to the Six Months Ended  December 31, 2014

	For the six months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$272.7	$257.1	$15.6	6%
Network Connectivity	335.7	321.9	13.8	4%
Colocation and Cloud Infrastructure	116.8	53.9	62.9	117%
Other	11.2	11.6	(0.4)	(3)%
Consolidated	$736.4	$644.5	$91.9	14%

Our total revenue increased by $91.9 million, or 14%, to $736.4 million for the six months ended December 31, 2015, from $644.5 million for the six months ended December 31, 2014. The increase in revenue was driven by our organic growth as well as Fiscal 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 5%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period to $13.2 million from $11.0 million in combined MRR and MAR. The total contract value associated with bookings, for the six months ended December 31, 2015, was approximately $878.3 million.

•	During the six months ended December 31, 2015, we recognized net installs of $4.4 million as compared to $3.3 million during the six months ended December 31, 2014.
•	Monthly churn percentage decreased between the two periods to 1.1% from 1.2%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 9%.

The average exchange rate between the USD and GBP strengthened by 6.8% during the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.  The average exchange rate between the USD and Euro strengthened by 16.5%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the six months ended December 31, 2015 and December 31, 2014 by an additional $7.3 million, or 15%, for a total period-over-period increase of $99.2 million.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $15.6 million, or 6%, to $272.7 million from $257.1 million for the six months ended December 31, 2015 and 2014, respectively.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure product also contributed to the segment’s growth. Bookings of MRR and MAR for the six months ended December 31, 2015 were $4.5 million (with a total contract value of approximately $612.8 million), an increase from the $3.9 million in bookings for the same period in the prior year. Gross installs were $4.2 million for the six months ended December 31, 2015, compared to $3.9 million for the same period in prior year. The monthly churn percentage remained consistent between the two periods at 0.7% for the six months ended December 31, 2015 and 2014, with total churn processed of $1.8 million for the six months ended December 31, 2015 and 2014.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $13.8 million, or 4%, to $335.7 million from $321.9 million for the six months ended December 31, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

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

Bookings of MRR and MAR increased to $6.4 million from $6.0 million between the two comparative periods, with a total contract value of approximately $205.0 million for the six months ended December 31, 2015. Gross installs were $6.6 million for the six months ended December 31, 2015, compared to $6.0 million in the prior year. The monthly churn percentage decreased from 1.6% for the six months ended December 31, 2014 to 1.4% for the six months ended December 31, 2015, resulting in total churn processed of $4.7 million for the six months ended December 31, 2015, compared to $5.0 million for the six months ended December 31, 2014.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $62.9 million, or 117%, to $116.8 million from $53.9 million for the six months ended December 31, 2015 and 2014, respectively. The increase was a result of both organic and acquisition related growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased to $2.2 million from $1.1 million between the two comparative periods, with a total contract value of approximately $59.6 million for the six months ended December 31, 2015. Gross installs were $1.5 million for the six months ended December 31, 2015, compared to $1.0 million in the prior year. The monthly churn percentage remained consistent between the two periods at 1.1%, resulting in total churn processed of $1.2 million for the six months ended December 31, 2015, compared to $0.6 million for the six months ended December 31, 2014.

Other.   Revenue from our Other segment decreased by $0.4 million, or 3%, to $11.2 million from $11.6 million, for the six months ended December 31, 2015 and 2014, respectively. The Other segment represented approximately 1.5% of our total revenue during the six months ended December 31, 2015.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the six months ended December 31,
	2015		2014
	(in millions)
Monthly recurring revenue	$668.7	91%	$581.4	90%
Amortization of deferred revenue	41.9	6%	34.6	5%
Other Revenue	25.8	3%	28.5	5%
Total Revenue	$736.4	100%	$644.5	100%

Operating Costs and Expenses

	For the six months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$226.1	$256.7	$(30.6)	(12)%
Network Connectivity	267.3	272.7	(5.4)	(2)%
Colocation and Cloud Infrastructure	122.6	46.0	76.6	167%
Other	9.6	9.3	0.3	3%
Corporate	—	2.2	(2.2)	*
Consolidated	$625.6	$586.9	$38.7	7%

* not meaningful

Our operating costs increased by $38.7 million, or 7%, to $625.6 million for the six months ended December 31, 2015 from $586.9 million for the six months ended December 31, 2014. The increase in consolidated operating costs was primarily due to a $37.9 million increase in depreciation and amortization expense and a $14.4 million increase in Netex as a result of Fiscal 2015 acquisitions and organic growth of our network partially offset by a $28.1 million decrease in stock-based compensation.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs decreased by $30.6 million, or 12%, to $226.1 million for the six months ended December 31, 2015 from $256.7 million for the six months ended December 31, 2014. The decrease in operating costs and expenses was primarily a result of a $26.2 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Network Connectivity.    Network Connectivity operating costs decreased by $5.4 million, or 2%, to $267.3 million for the six months ended December 31, 2015 from $272.7 million for the six months ended December 31, 2014. The decrease in operating costs and expenses was primarily a result of a $9.6 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2015 acquisitions and organic growth of our network.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $76.6 million, or 167%, to $122.6 million for the six months ended December 31, 2015 from $46.0 million for the six months ended December 31, 2014. The increase in operating costs and expenses was primarily a result of increased costs as a result of Fiscal 2015 acquisitions, specifically Latisys, and organic growth and a  $6.9 million increase in stock-based compensation.

Other.    Other operating costs increased by $0.3 million, or 3% to $9.6 million for the six months ended December 31, 2015 from $9.3 million for the six months ended December 31, 2014.

The table below sets forth the components of our operating costs and expenses during the six months ended December 31, 2015 and 2014.

	For the six months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Netex	$99.6	$85.2	$14.4	17%
Compensation and benefits expenses	81.1	76.0	5.1	7%
Network operations expense	81.0	74.9	6.1	8%
Other expenses	40.8	36.0	4.8	13%
Transaction costs	3.3	4.8	(1.5)	(31)%
Stock-based compensation	89.0	117.1	(28.1)	(24)%
Depreciation and Amortization	230.8	192.9	37.9	20%
Total operating costs and expenses	$625.6	$586.9	$38.7	7%

Netex.    Our Netex increased by $14.4 million, or 17%, to $99.6 million for the six months ended December 31, 2015 from $85.2 million for the six months ended December 31, 2014. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2015, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue remained materially consistent at 14% and 13% for the six months ended December 31, 2015 and 2014, respectively.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $5.1 million, or 7%, to $81.1 million for the six months ended December 31, 2015 from $76.0 million for the six months ended December 31, 2014.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2016 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2015, and was partially offset by a decrease in bonus expense.

Network Operations Expenses.    Network operations expenses increased by $6.1 million, or 8%, to $81.0 million for the six months ended December 31, 2015 from $74.9 million for the six months ended December 31, 2014. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 16% to 95,178 miles at December 31, 2015 from 82,280 miles at December 31, 2014.

Other Expenses.    Other expenses increased by $4.8 million, or 13%, to $40.8 million for the six months ended December 31, 2015, from $36.0 million for the six months ended December 31, 2014. The increase was primarily the result of additional expenses attributable to our Fiscal 2015 acquisitions.

Transaction Costs.    Transaction costs decreased by $1.5 million, or 31%, to $3.3 million for the six months ended December 31, 2015 from $4.8 million for the six months ended December 31, 2014. The decrease was primarily the result of higher transaction-related costs associated with the Fiscal 2015 acquisitions of Geo Networks Limited, AtlantaNAP and Neo.

Stock-Based Compensation.    Stock-based compensation expense decreased by $28.1 million, or 24%, to $89.0 million for the six months ended December 31, 2015 from $117.1 million for the six months ended December 31, 2014.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $37.9 million, or 20%, to $230.8 million for the six months ended December 31, 2015 from $192.9 million for the six months ended December 31, 2014.  The increase was primarily a result of depreciation related to increased capital expenditures and increased amortization expense associated with our Fiscal 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2015 and 2014, respectively.

	For the six months ended December 31,
	2015	2014	$ Variance	% Variance
	(in millions)
Interest expense	$(105.0)	$(100.3)	$(4.7)	(5)%
Loss on extinguishment of debt	—	(30.9)	30.9	*
Foreign currency loss on intercompany loans	(17.8)	(27.9)	10.1	36%
Other expense, net	(0.2)	(0.2)	—	*
Total other expenses, net	$(123.0)	$(159.3)	$36.3	23%

* not meaningful

Interest expense.   Interest expense increased by $4.7 million, or 5%, to $105.0 million from $100.3 million for the six months ended December 31, 2015 and 2014, respectively. The increase was primarily a result of our increased indebtedness, partially offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions.

Loss on extinguishment of debt.   As part of our Note Redemption, we paid an early redemption call premium of $23.8 million and recorded an expense of $7.1 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the six months ended December 31, 2014.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans decreased $10.1 million, or 36%, to $17.8 million for the six months ended December 31, 2015, from $27.9 million for the six months ended December 31, 2014.  This non-cash loss was driven by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

Income tax expense increased over the prior year by $8.8 million to $13.8 million for the six months ended December 31, 2015 from $5.0 million for the six months ended December 31, 2014. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. As a result of our stock-based compensation related to the CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual provision for income taxes:

	For the six months ended December 31,
	2015	2014
	(in millions)
Expected benefit at the statutory rate	$(4.3)	$(35.6)
Increase/(decrease) due to:
Non-deductible stock-based compensation	17.4	42.1
State income taxes benefit, net of federal benefit	(0.5)	(4.5)
Transactions costs not deductible for tax purposes	0.5	0.4
Foreign tax rate differential	0.3	0.8
Other, net	0.4	1.8
Provision for income taxes	$13.8	$5.0

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from operations are as follows:

	For the three months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$99.1	$89.9	$29.0	$0.9	$—	$218.9
Interest expense	(24.6)	(17.3)	(9.2)	—	(0.1)	(51.2)
Depreciation and amortization expense	(57.3)	(33.6)	(22.3)	(0.5)	—	(113.7)
Transaction costs	(1.1)	(2.0)	(0.2)	—	—	(3.3)
Stock-based compensation	(17.5)	(19.1)	(6.2)	(0.1)	—	(42.9)
Unrealized foreign currency loss on intercompany loans	—	0.1	—	—	(7.2)	(7.1)
Non-cash loss on investments	(0.2)	—	(0.2)	—	—	(0.4)
(Loss)/income from operations before income taxes	$(1.6)	$18.0	$(9.1)	$0.3	$(7.3)	$0.3

	For the six months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$195.7	$178.6	$57.4	$2.6	$—	$434.3
Interest expense	(50.2)	(34.7)	(19.1)	—	(1.0)	(105.0)
Depreciation and amortization expense	(112.9)	(67.5)	(49.5)	(0.9)	—	(230.8)
Transaction costs	(1.1)	(2.0)	(0.2)	—	—	(3.3)
Stock-based compensation	(35.0)	(40.6)	(13.3)	(0.1)	—	(89.0)
Unrealized foreign currency gain/(loss) on intercompany loans	0.1	0.1	—	—	(18.0)	(17.8)
Non-cash loss on investments	(0.4)	—	(0.2)	—	—	(0.6)
(Loss)/income from operations before income taxes	$(3.8)	$33.9	$(24.9)	$1.6	$(19.0)	$(12.2)

	For the three months ended December 31, 2014
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$89.6	$85.6	$13.4	$1.1	$—	$189.7
Interest expense	(30.9)	(20.0)	(2.5)	—	—	(53.4)
Depreciation and amortization expense	(55.5)	(34.4)	(6.6)	(0.4)	—	(96.9)
Transaction costs	(0.8)	(0.2)	(0.3)	—	—	(1.3)
Stock-based compensation	2.4	3.2	—	0.4	—	6.0
Loss on extinguishment of debt	(17.5)	(12.9)	(0.5)	—	—	(30.9)
Unrealized foreign currency loss on intercompany loans	—	(0.1)	—	—	(13.2)	(13.3)
Non-cash loss on investments	(0.5)	—	—	—	—	(0.5)
(Loss)/income from operations before income taxes	$(13.2)	$21.2	$3.5	$1.1	$(13.2)	$(0.6)

	For the six months ended December 31, 2014
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$174.8	$168.7	$26.7	$2.5	$—	$372.7
Interest expense	(57.9)	(37.5)	(4.9)	—	—	(100.3)
Depreciation and amortization expense	(111.8)	(68.2)	(12.0)	(0.9)	—	(192.9)
Transaction costs	(1.6)	(0.6)	(0.4)	—	(2.2)	(4.8)
Stock-based compensation	(61.2)	(50.2)	(6.4)	0.7	—	(117.1)
Loss on extinguishment of debt	(17.4)	(12.9)	(0.6)	—	—	(30.9)
Unrealized foreign currency loss on intercompany loans	—	(0.2)	—	—	(27.7)	(27.9)
Non-cash loss on investments	(0.5)	—	—	—	—	(0.5)
(Loss)/income from operations before income taxes	$(75.6)	$(0.9)	$2.4	$2.3	$(29.9)	$(101.7)

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

As of December 31, 2015, we had $176.2 million in cash and cash equivalents and a working capital surplus of $11.5 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of December 31, 2015, we had $440.8 million available under our Revolver, subject to certain conditions.

Our capital expenditures increased by $86.8 million, or 35%, during the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, to $331.6 million from $244.8 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

On January 15, 2016, we acquired 100% of the equity interest in Allstream for cash consideration of CAD $427.0 million (or $298.0 million), subject to certain post-closing adjustments. The consideration paid is net of CAD $38.0 million (or $26.0 million) of working capital and other liabilities assumed by us in the acquisition. The acquisition was funded with an incremental borrowing under our Term Loan Facility.

On January 15, 2016, we entered into an Amendment to our Credit Agreement. Under the terms of the Amendment, our term loan facility was increased by $400 million which bears interest at LIBOR plus 3.5 percent with a minimum LIBOR rate of 1.0 percent. The $400 million add-on was priced at 99.0 percent. No other terms of the Credit Agreement were amended.

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

The following table sets forth components of our cash flow for the six months ended December 31, 2015 and 2014.

	December 31, 2015
	2015	2014
	(in millions)
Net cash provided by operating activities	$341.4	$241.9
Net cash used in investing activities	$(449.6)	$(371.3)
Net cash used in financing activities	$(20.9)	$(2.8)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $99.5 million, or 41%, to $341.4 million from $241.9 million during the six months ended December 31, 2015 and 2014, respectively. Net cash flows from operating activities during the six months ended December 31, 2015 include our net loss of $26.0 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $230.8 million, stock-based compensation expense of $89.0 million, foreign currency loss on intercompany loans of $17.8 million, non-cash cash interest expense of $6.6 million and deferred income taxes of $8.3 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $86.6 million, partially offset by amortization of deferred revenue of $41.9 million, and an excess tax benefit from stock-based compensation of $7.9 million.  Cash flow during the period was decreased by the net change in working capital components of $25.0 million.  The $25.0 million cash outflow associated with the change in working capital components was primarily driven by a reduction to accrued interest during the period of $17.0 million.

Net cash flows from operating activities during the six months ended December 31, 2014 represents our net loss of $106.7 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $192.9 million, stock-based compensation expense of $117.1 million, foreign currency loss on intercompany loans of $27.9 million and non-cash interest expense of $9.4 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $84.1 million, less amortization of deferred revenue of $34.6 million. Cash flow during the period was reduced by the net change in working capital components of $79.8 million. The $79.8 million cash outflow associated with the change in working capital components was primarily driven by a reduction to accrued interest payments of $144.7 million made during the period.

The increase in net cash flows from operating activities during the six months ended December 31, 2015 as compared to the six months ended December 31, 2014 is primarily a result of additional earnings and synergies realized from our Fiscal 2015 acquisitions, a $32.2 million decrease in cash paid for interest, net of capitalized interest and organic growth.

Cash Flows Used in Investing Activities

We used cash in investing activities of $449.6 million and $371.3 million during the six months ended December 31, 2015 and 2014, respectively. During the six months ended December 31, 2015, our principal uses of cash for investing activities were $331.6 million in additions to property and equipment and $101.0 million related to our Viatel business acquisition.

During the six months ended December 31, 2014, our principal uses of cash for investing activities were $244.8 million in additions to property and equipment, $73.9 million for the acquisition of Neo and $52.5 million for the acquisition of AtlantaNAP.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $20.9 million and $2.8 million during the six months ended December 31, 2015 and 2014, respectively.

Our cash flows used in financing activities during the six months ended December 31, 2015 were primarily comprised of $17.9 million in common stock repurchases, $8.3 million in principal payments on long-term debt and $2.2 million in principal payments on capital lease obligations, partially offset by a $7.9 million excess tax benefit from stock-based compensation.

During the six months ended December 31, 2014,  our cash flows used in financing activities were primarily comprised of net $282.0 million proceeds from equity offerings, offset by our $249.4 million December Notes Redemption, $23.8 million of early redemption fees paid on our December Notes Redemption, $10.3 million of principal payments on long-term borrowings and $1.3 million in principal payments on capital lease obligations.

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

As of December 31, 2015, we had outstanding $350.0 million 2025 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $325.6 million 2020 Unsecured Notes (collectively, the “Notes”), a balance of $1,638.5 million on our Term Loan Facility, and $35.9 million of capital lease obligations. As of December 31, 2015, we had $440.8 million available for borrowing under our Revolver.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,034.0 million as of December 31, 2015. Our 2025 Unsecured Notes, 2023 Unsecured Notes and 2020 Unsecured Notes accrue interest at fixed rates of 6.375%, 6.00% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of December 31, 2015, the applicable interest rate on our Revolver was approximately 3.2% and the rate on our Term Loan Facility was 3.75%. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.4% or $6.5 million, which is limited as a result of the applicable interest rate as of December 31, 2015 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $16.4 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contract states that we pay a 1.67% fixed rate of interest for the term of the agreement, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $9.5 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2015, our foreign activities accounted for 10% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk, a 1% increase in foreign exchange rates would change consolidated revenue by approximately $0.4 million for the quarter ended December 31, 2015. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of our recent European expansion related to our acquisitions of Geo Networks Limited and Neo Telecoms as well as our recently closed acquisitions of Viatel and Allstream, our level of foreign activities is expected to increase and, if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions)
October 1 - October 31, 2015	370,770	$25.35	—	$ 500.0
November 1 - November 30, 2015	—	23.82	249,861	494.1
December 1 - December 31, 2015	—	23.93	105,696	491.5
Total	370,770	24.64	355,557	$ 491.5

_________________________

(1)On November 10, 2015, our Board of Directors authorized us to repurchase up to $500 million of our common stock. This authorization expires on May 9, 2016.

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

10.1**

Form of Notice of Waiver Pursuant to Section 3.1(d) of the Stockholders Agreement (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on November 10, 2015, File No. 001-36690).

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: February 12, 2016	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 12, 2016	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer