Form 10-Q
period 2016-03-31
Zayo Group Holdings, Inc.
filed 2016-05-06
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of May 2, 2016, was 242,228,906 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31,	June 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$215.2	$308.6
Trade receivables, net of allowance of $4.7 and $3.4 as of March 31, 2016 and June 30, 2015, respectively	134.8	88.0
Due from related parties	0.1	0.6
Prepaid expenses	58.0	37.3
Deferred income taxes, net	129.8	129.5
Other assets	16.2	3.9
Total current assets	554.1	567.9
Property and equipment, net	4,033.7	3,299.2
Intangible assets, net	936.1	948.3
Goodwill	1,219.6	1,224.4
Other assets	89.7	54.8
Total assets	$6,833.2	$6,094.6
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$20.5	$16.5
Accounts payable	75.1	40.0
Accrued liabilities	240.5	182.2
Accrued interest	59.5	57.2
Capital lease obligations, current	5.5	4.4
Deferred revenue, current	127.6	86.6
Total current liabilities	528.7	386.9
Long-term debt, non-current	4,036.8	3,652.2
Capital lease obligation, non-current	32.8	28.3
Deferred revenue, non-current	782.4	612.7
Deferred income taxes, net	168.4	174.7
Other long-term liabilities	57.9	28.6
Total liabilities	5,607.0	4,883.4
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 242,228,906 and 243,008,679 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	0.2	0.2
Additional paid-in capital	1,745.8	1,705.8
Accumulated other comprehensive income/(loss)	12.4	(7.9)
Accumulated deficit	(532.2)	(486.9)
Total stockholders' equity	1,226.2	1,211.2
Total liabilities and stockholders' equity	$6,833.2	$6,094.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Revenue	$478.0	$340.7	$1,214.4	$985.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	170.8	100.9	396.0	306.0
Selling, general and administrative expenses (including stock-based compensation—Note 8)	112.5	83.0	282.1	271.9
Depreciation and amortization	137.2	100.1	368.0	293.0
Total operating costs and expenses	420.5	284.0	1,046.1	870.9
Operating income	57.5	56.7	168.3	114.3
Other expenses
Interest expense	(57.7)	(60.7)	(162.7)	(161.0)
Loss on extinguishment of debt	—	(54.9)	—	(85.8)
Foreign currency loss on intercompany loans	(11.1)	(13.2)	(28.9)	(41.2)
Other expense, net	(0.2)	—	(0.4)	(0.1)
Total other expenses, net	(69.0)	(128.8)	(192.0)	(288.1)
Loss from operations before income taxes	(11.5)	(72.1)	(23.7)	(173.8)
Provision/(benefit) for income taxes	7.8	(18.4)	21.6	(13.4)
Net loss	$(19.3)	$(53.7)	$(45.3)	$(160.4)
Weighted-average shares used to compute net loss per share:
Basic and diluted	243.3	239.6	243.7	232.9
Net loss per share:
Basic and diluted	$(0.08)	$(0.22)	$(0.19)	$(0.69)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(in millions)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(19.3)	$(53.7)	$(45.3)	$(160.4)
Foreign currency translation adjustments	32.0	(14.5)	20.3	(35.5)
Comprehensive income/(loss)	$12.7	$(68.2)	$(25.0)	$(195.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2016

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2015	243,008,679	$0.2	$1,705.8	$(7.9)	$(486.9)	$1,211.2
Stock-based compensation	2,694,347	—	119.8	—	—	119.8
Tax benefits from stock-based compensation	—	—	1.3	—	—	1.3
Foreign currency translation adjustment	—	—	—	20.3	—	20.3
Repurchase and retirement of common shares	(3,474,120)	—	(81.1)	—	—	(81.1)
Net loss	—	—	—	—	(45.3)	(45.3)
Balance at March 31, 2016	242,228,906	$0.2	$1,745.8	$12.4	$(532.2)	$1,226.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(45.3)	$(160.4)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	368.0	293.0
Loss on extinguishment of debt	—	85.8
Non-cash interest expense	9.1	16.3
Stock-based compensation	122.5	157.8
Amortization of deferred revenue	(66.6)	(52.9)
Additions to deferred revenue	145.4	123.6
Foreign currency loss on intercompany loans	28.9	41.2
Excess tax benefit from stock-based compensation	(7.9)	—
Deferred income taxes	14.3	(20.1)
Provision for bad debts	3.1	1.3
Non-cash loss on investments	1.2	0.5
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	15.3	(18.5)
Prepaid expenses	20.3	(3.5)
Receivables from related parties, net	0.5	—
Accounts payable and accrued liabilities	(44.7)	(46.4)
Other assets and liabilities	(26.3)	(7.3)
Net cash provided by operating activities	537.8	410.4
Cash flows from investing activities
Purchases of property and equipment	(516.7)	(374.9)
Acquisition of Allstream, net of cash acquired	(297.6)	—
Acquisition of Viatel, net of cash acquired	(102.7)	—
Acquisition of Dallas Data Center, net of cash acquired	(16.7)	—
Acquisition of Latysis Holdings, LLC, net of cash acquired	—	(677.5)
Acquisition of IdeaTek Systems, Inc., net of cash acquired	—	(53.6)
Acquisition of Neo Telecoms, net of cash acquired	—	(73.9)
Acquisition of Atlanta Nap, net of cash acquired	—	(52.5)
Acquisition of CoreXchange, LLC, net of cash acquired	—	0.3
Other	—	(0.1)
Net cash used in investing activities	(933.7)	(1,232.2)
Cash flows from financing activities
Proceeds from equity offerings and contributions	—	413.7
Direct costs associated with initial public offering	—	(26.5)
Proceeds from debt	395.2	1,437.3
Principal payments on long-term debt	(13.4)	(939.8)
Payment of early redemption fees on debt extinguished	—	(62.6)
Principal payments on capital lease obligations	(3.3)	(2.4)
Payment of debt issue costs	(2.9)	(18.8)
Common stock repurchases	(81.1)	—
Excess tax benefit from stock-based compensation	7.9	—
Net cash provided by financing activities	302.4	800.9
Net cash flows	(93.5)	(20.9)
Effect of changes in foreign exchange rates on cash	0.1	(2.8)
Net decrease in cash and cash equivalents	(93.4)	(23.7)
Cash and cash equivalents, beginning of year	308.6	297.4
Cash and cash equivalents, end of period	$215.2	$273.7
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$145.0	$176.9
Cash paid for income taxes	$11.4	$12.7
Non-cash purchases of equipment through capital leasing	$5.9	$6.2
Increase in accounts payable and accrued expenses for purchases of property and equipment	$26.2	$8.6

Refer to Note 2 — Acquisitions for details regarding the Company’s recent acquisitions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in bandwidth infrastructure services. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and data centers, in the United States, Canada and Europe to offer:

•	Dark Fiber Solutions, including dark fiber and mobile infrastructure services.
•	Colocation and Cloud Infrastructure, including cloud and colocation services.
•	Network Connectivity, wavelengths, Ethernet, IP and SONET services.
•	Other services, including Zayo Professional Services (“ZPS”), voice and unified communications.

The Company’s shares are listed on the New York Stock Exchange (NYSE) under the ticker symbol “ZAYO”.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and nine months periods ended March 31, 2016 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2015 as “Fiscal 2015” and the fiscal year ending June 30, 2016 as “Fiscal 2016.”

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss per share for the three and nine months ended March 31, 2016 and 2015, as the Company incurred a loss from operations in those periods and the effect of inclusion would have been anti-dilutive.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2015, except as noted below under “Employee Benefits”.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Employee Benefits

As a result of the Allstream acquisition (see Note 2 – Acquisitions) the Company acquired certain defined benefit pension plans, a defined contribution plan and other non-pension post-employment plans. The cost of providing benefits under the defined benefit pension plans and other non-pension post-employment benefits is determined annually using the projected unit credit method. These actuarial valuations require the use of assumptions, including the discount rate and expected future salary increases to measure defined benefit obligations. The discount rate used to calculate the present values of the defined benefit obligation is determined by reference to market interest rates of high quality corporate bonds at the end of the reporting period. The net defined benefit liability (asset) recognized in our condensed consolidated balance sheet comprises the present value of the defined benefit obligations less the fair value of plan assets. Remeasurements of the net defined benefit liability (asset) are recognized immediately in other comprehensive loss. At each interim reporting period, the Company estimates actuarial gains and losses resulting from changes in the discount rate used to calculate the present value of the defined benefit pension obligations, and recognizes the actual return on plan assets excluding amounts included in net interest on the net defined benefit liability (asset). At year-end, all actuarial gains and losses arising from changes in the present value of the defined benefit obligations, and the changes in the fair value of plan assets, are determined in an accounting valuation prepared by an independent actuary. For funded defined benefit plans, when a net defined benefit asset is recognized, it is limited to the present value of the economic benefit in the form of reductions in future contributions to the plan. Any minimum funding requirements are considered in the calculation of the economic benefit. For plans recognized by a net defined benefit liability, minimum funding requirements can also result in an increase in the liability. An economic benefit is available to the Company if it is realizable during the life of the plan, or on settlement of the plan liabilities. The Company recognizes any decrease in an asset or increase in a liability as a result of the above in other comprehensive loss. The Company recognizes payments to the defined contribution plans as an expense in the period the employee service is incurred.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the defined benefit costs and defined benefit obligations related to post-employment benefits and estimating the restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures. If adopted in the current fiscal year, among other changes, $7.9 million in excess tax benefits would be reclassified from a financing activity to an operating inflow.

In September 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires an entity to present deferred tax liabilities and assets as noncurrent. The ASU will replace the current classification and presentation requirements for deferred tax assets and liabilities.  The standard is effective for financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016. The Company has not yet adopted ASU 2015-17 and it is not expected to have a material effect on the Company’s financial statements.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2) ACQUISITIONS

Since its formation, the Company has consummated 37 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2016

Allstream

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) from Manitoba Telecom Services Inc. (“MTS”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of CAD $42.1 million (or $29.6 million) of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Term Loan Proceeds (as defined below). The acquisition was considered a stock purchase for tax purposes.

The acquisition adds more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

As part of the Allstream acquisition, MTS has agreed to retain Allstream’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream and has also agreed to reimburse Allstream for certain solvency funding payments related to the pension obligations of active Allstream employees as of January 15, 2016.  MTS will transfer assets from Allstream’s former defined benefit pension plans related to pre-closing service obligations for active employees to new Allstream defined benefit pension plans created by the Company, subject to regulatory approval. In addition, if the pre-closing benefit obligation for the January 15, 2016 active employees exceeds the fair value of assets transferred to the new Allstream pension plans, MTS has agreed to fund the funding deficiency at the later of the asset transfer date or the date at which it is determined that no further solvency deficit exists. Any required funding of the pension benefit obligation subsequent to January 15, 2016, will be the responsibility of the Company. This amount was not material to the financial statements as of March 31, 2016.

Also as part of the Allstream acquisition, the Company assumed the liabilities related to Allstream’s other non-pension unfunded post retirement benefits plans. The liability assumed on January 15, 2016 was approximately CAD $12.1 million (or $8.3 million). This liability is currently included in “Other long-term liabilities” on the condensed consolidated balance sheet.

Viatel

On December 31, 2015, the Company completed the acquisition of a 100% interest in Viatel Infrastructure Europe Ltd., Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively, “Viatel”) for cash consideration of €94.2 million (or $102.7 million), net of cash acquired. The final purchase consideration is subject to certain post-closing adjustments. The acquisition was funded with cash on hand. €5.0 million (or $5.5 million) of the purchase consideration is currently held in escrow pending expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

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

Acquisitions Completed During Fiscal 2015

Colo Facilities Atlanta (“AtlantaNAP”)

On July 1, 2014, the Company acquired 100% of the equity interest in AtlantaNAP, a data center and managed services provider in Atlanta, for cash consideration of $51.9 million. The acquisition was considered an asset purchase for tax purposes.

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015, which was exercised on April 18, 2016 (see Note 14 – Subsequent Events). The purchase consideration of €54.1 million (or $73.9 million), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo. The fair value of the 4% non-controlling interest in Neo as of the acquisition date was $2.9 million and recorded in Other long-term liabilities. The consideration consisted of cash and was paid with cash on hand from the proceeds of the Term Loan Facility (as defined below). €8.7 million (or $11.9 million) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

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

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the January 2015 Notes Offering (as defined in Note 5 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Allstream, Viatel and Dallas Data Center. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2016 acquisitions:

	Allstream	Viatel	Dallas Data Center
Acquisition date	January 15, 2016	December 31, 2015	December 31, 2015
	(in millions)
Cash	$2.9	$3.5	$—
Other current assets	103.0	8.0	—
Property and equipment	268.7	160.6	14.9
Deferred tax assets, net	11.7	—	—
Intangibles	45.0	—	1.8
Goodwill	—	12.7	—
Other assets	6.9	4.5	—
Total assets acquired	438.2	189.3	16.7
Current liabilities	61.4	16.5	—
Deferred revenue	46.4	61.5	—
Deferred tax liability, net	—	—	—
Other liabilities	29.9	5.1	—
Total liabilities assumed	137.7	83.1	—
Net assets acquired	300.5	106.2	16.7
Less cash acquired	(2.9)	(3.5)	—
Net consideration paid	$297.6	$102.7	$16.7

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2015 acquisitions:

	AtlantaNAP	Neo	IdeaTek	Latisys
Acquisition date	July 1, 2014	July 1, 2014	January 1, 2015	February 23, 2015
	(in millions)
Cash	$—	$4.2	$—	$9.4
Other current assets	0.2	9.5	0.8	17.4
Property and equipment	7.0	31.3	32.3	222.9
Deferred tax assets, net	—	—	3.1	0.4
Intangibles	21.0	26.4	7.6	250.2
Goodwill	25.2	32.5	39.0	274.1
Other assets	—	2.3	—	5.0
Total assets acquired	53.4	106.2	82.8	779.4
Current liabilities	1.5	13.5	4.4	9.9
Deferred revenue	—	3.7	25.7	3.2
Deferred tax liability, net	—	7.6	—	79.1
Other liabilities	—	3.3	—	—
Total liabilities assumed	1.5	28.1	30.1	92.2
Net assets acquired	51.9	78.1	52.7	687.2
Less cash acquired	—	(4.2)	—	(9.4)
Net consideration paid	$51.9	$73.9	$52.7	$677.8

As of March 31, 2016 the acquisition accounting associated with the Company’s Fiscal 2015 acquisitions has been finalized.

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

In each of the Company’s Fiscal 2016 and Fiscal 2015 acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $14.2 million and $17.5 million for the three and nine months ended March 31, 2016, and $1.5 million and $6.2 million for the three and nine months ended March 31, 2015, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2016 and 2015 acquisitions as if the acquisitions occurred on July 1, 2014. The pro forma net loss for the periods ended March 31, 2016 and 2015 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2016 and 2015 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2014.

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Revenue	$493.5	$494.3	$1,476.0	$1,498.9
Net loss	$(20.5)	$(64.4)	$(51.6)	$(173.5)

The Company is unable to determine the amount of revenue and net income associated with each acquisition recognized during the period as a result of integration activities.

(3) GOODWILL

The Company’s goodwill balance was $1,219.6 million and $1,224.4 million as of March 31, 2016 and June 30, 2015, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPGs”): Zayo Dark Fiber (“Dark Fiber”), Zayo Wavelength Services (“Waves”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Zayo IP Services (“IP”), Zayo Mobile Infrastructure Group (“MIG”), Zayo Colocation (“zColo"), Zayo Cloud Services (“Cloud”), Allstream business (“Zayo Canada”) and Other (primarily ZPS).

The following reflects the changes in the carrying amount of goodwill during the nine months ended March 31, 2016:

Product Group	As of June 30, 2015	Fiscal 2016 Acquisitions	Adjustments to Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of March 31, 2016
	(in millions)
Dark Fiber	$299.1	$1.4	$—	$(7.8)	$292.7
Waves	265.6	4.9	—	(4.4)	266.1
Sonet	50.3	1.0	—	—	51.3
Ethernet	104.2	0.4	—	—	104.6
IP	86.3	1.5	—	—	87.8
MIG	73.4	—	0.2	—	73.6
zColo	273.2	3.5	(5.3)	(0.3)	271.1
Cloud	57.0	—	—	—	57.0
Other	15.3	—	0.1	—	15.4
Total	$1,224.4	$12.7	$(5.0)	$(12.5)	$1,219.6

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended March 31, 2016, the Company recorded adjustments to its provisional accounting estimates primarily associated with deferred tax asset balances acquired from the IdeaTek and Latisys acquisitions, which resulted in a $5.0 million reduction to goodwill from Fiscal 2015 acquisitions.

(4) INTANGIBLE ASSETS

Identifiable acquisition-related intangible assets as of March 31, 2016 and June 30, 2015 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
March 31, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,125.5	$(210.7)	$914.8
Trade names	0.2	(0.2)	—
Underlying rights	1.7	(0.3)	1.4
Total	1,127.4	(211.2)	916.2
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	16.4	—	16.4
Total	$1,147.3	$(211.2)	$936.1
June 30, 2015
Finite-Lived Intangible Assets
Customer relationships	$1,080.3	$(155.0)	$925.3
Trade names	0.2	(0.1)	0.1
Underlying rights	1.7	(0.2)	1.5
Total	1,082.2	(155.3)	926.9
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	17.9	—	17.9
Total	$1,103.6	$(155.3)	$948.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) LONG-TERM DEBT

As of March 31, 2016 and June 30, 2015, long-term debt was as follows:

	March 31,	June 30,
	2016	2015
	(in millions)
Term Loan Facility due 2021	$2,033.4	$1,646.8
10.125% Senior Unsecured Notes due 2020	325.6	325.6
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	350.0	350.0
Total debt obligations	4,139.0	3,752.4
Unamortized discount on Term Loan Facility	(22.0)	(19.8)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	6.5	7.1
Unamortized debt issuance costs	(66.2)	(71.0)
Carrying value of debt	4,057.3	3,668.7
Less current portion	(20.5)	(16.5)
Long-term debt, less current portion	$4,036.8	$3,652.2

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, ZGL entered into an Amendment and Restatement Agreement whereby its Credit Agreement (the “Credit Agreement”) governing its senior secured term loan facility (the “Term Loan Facility”) and $450 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three and nine months ended March 31, 2016 or 2015).

On January 15, 2016, ZGL entered into an Incremental Amendment (the “Amendment”) to its Credit Agreement. Under the terms of the Amendment, the Term Loan Facility was increased by $400.0 million. The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Term Loan Proceeds”). The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Term Loan Proceeds were used to fund the Allstream acquisition (see Note 2 – Acquisitions) and for general corporate purposes.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.9% and 3.75% at March 31, 2016 and June 30, 2015, respectively. Interest rates on the Revolver as of March 31, 2016 and June 30, 2015 were approximately 3.4% and 3.0%, respectively.

As of March 31, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.9 million as of March 31, 2016, leaving $442.1 million available under the Revolver.

10.125% Senior Unsecured Notes due 2020

On July 2, 2012, ZGL and Zayo Capital, Inc. (together, the “Issuers”) issued $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”).  On December 15, 2014, the Issuers redeemed $174.4 million of their outstanding 2020 Unsecured Notes at a price of 110.125% and $75.0 million of their then outstanding 8.125% senior secured notes due 2020 at a price of 108.125% (the “Partial Notes Redemption”). As part of the Partial Notes Redemption, the Company paid an early redemption call premium of $23.8 million, which was recorded as a loss on extinguishment of debt on the consolidated statements of operations during the nine months ended March 31, 2015.

6.00% Senior Unsecured Notes Due 2023 and 6.375% Senior Unsecured Notes due 2025

On January 23, 2015, the Issuers completed a private offering (the “January 2015 Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March 2015 Notes Offering”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March 2015 Notes Offering is being accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January 2015 Notes Offering were used to fund the Latisys acquisition (see Note 2 – Acquisitions).   The net proceeds from the March 2015 Notes Offering were used to redeem the remaining $675.0 million of the Issuers’ then outstanding 8.125% senior secured notes due 2020 at a price of 105.75% (the “Second Notes Redemption”).  As part of the Second Notes Redemption, the Company paid an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations during the three and nine months ended March 31, 2015.

On May 6, 2015, the Issuers completed a private offering of $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of borrowings under the Term Loan Facility. As a result of the repayment, the Company recorded a loss on extinguishment of debt of $8.4 million during the three months ended June 30, 2015.

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

The indenture governing the 2020 Unsecured Notes limits any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indenture) to a pro forma secured debt ratio of 4.50 times the Company’s previous quarter’s annualized modified EBITDA, as defined in such indenture, and limits ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 5.25 times the previous quarter’s annualized modified EBITDA. The indentures governing the 2023 Unsecured Notes and the 2025 Unsecured Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in such indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2016.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of ZGL’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $102.1 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $23.2 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during Fiscal 2015.

The balance of debt issuance costs as of March 31, 2016 and June 30, 2015 was $66.2 million and $71.0 million, net of accumulated amortization of $35.9 million and $28.3 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $2.6 million and $7.6 million for the three and nine months ended March 31, 2016 and $3.6 million and $11.1 million for the three and nine months ended March 31, 2015, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to “Long-term debt, non-current”.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loss on extinguishment of debt

In connection with the Partial Notes Redemption and Second Notes Redemption, the Company recorded early redemption call premiums of $62.6 million and recorded an expense of $23.2 million related to unamortized debt issuance costs associated with the notes redeemed. These expenses are included on the consolidated statements of operations during the nine months ended March 31, 2015.

Interest rate derivatives

On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contracts state that the Company shall pay a 1.67% fixed rate of interest for the term of the agreements beginning on the start date. The counterparty will pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates.

Changes in the fair value of interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $3.8 million and $4.1 million are included in “Other long term liabilities” in the Company’s condensed consolidated balance sheets as of March 31, 2016 and June 30, 2015, respectively. During the three and nine months ended March 31, 2016, respectively, $0.3 million and $(0.3) million was recorded as an increase/(decrease) in interest expense for the change in fair value of the interest rate swaps. During the three and nine months ended March 31, 2015, respectively, $2.3 million and $1.8 million was recorded as an increase in interest expense for the change in the fair value of the interest rate swaps.

(6) INCOME TAXES

The Company’s provision for income taxes from operations is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Current Income Taxes	(in millions)
Federal	$0.1	$(1.7)	$0.9	$1.4
State	2.1	2.7	5.6	4.5
Foreign	(0.4)	—	0.8	0.8
Total	$1.8	$1.0	$7.3	$6.7
Deferred Income Taxes
Federal	$4.7	$(15.7)	$14.6	$(14.7)
State	1.2	(5.2)	(1.0)	(6.4)
Foreign	0.1	1.5	0.7	1.0
Total	6.0	(19.4)	14.3	(20.1)
Total provision/(benefit) for income taxes	$7.8	$(18.4)	$21.6	$(13.4)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The United States and foreign components of loss from operations before income taxes for the three and nine months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
United States	$(3.5)	$(76.9)	$(15.6)	$(169.4)
Foreign	(8.0)	4.8	(8.1)	(4.4)
Total	$(11.5)	$(72.1)	$(23.7)	$(173.8)

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

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine-month periods ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Expected benefit at the statutory rate	$(3.9)	$(25.3)	$(8.2)	$(60.9)
Increase/(decrease) due to:
Non-deductible stock-based compensation	5.2	8.8	22.6	51.0
State income taxes benefit, net of federal benefit	(0.2)	(3.8)	(0.7)	(8.3)
Transactions costs not deductible for tax purposes	0.6	0.3	1.1	0.6
Foreign tax rate differential	0.5	(0.1)	0.8	0.7
Other, net	5.6	1.7	6.0	3.5
Provision/(benefit) for income taxes	$7.8	$(18.4)	$21.6	$(13.4)

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

(7) EQUITY

Prior to October 16, 2014, the Company was a wholly owned subsidiary of CII. CII was organized on November 6, 2006, and subsequently capitalized on May 7, 2007, with capital contributions from various institutional and founder

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investors. Prior to October 16, 2014, the Company was controlled by the CII board of managers, which was in turn controlled by the members of CII in accordance with the rights specified in CII’s operating agreement. At formation, 1,000 shares of common stock, par value $0.001, were issued to CII by the Company. On October 9, 2014, the Company’s Board of Directors authorized a 223,000-for-one split of the Company’s common stock that was effective upon the filing of the Company’s amended and restated certificate of incorporation on October 10, 2014. Subsequent to the stock split and prior to the Company’s initial public offering (“IPO”), 223,000,000 shares of common stock with a par value of $0.001 were outstanding and are retroactively reflected in the Company’s consolidated financial statements and notes thereto.

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

During the nine months ended March 31, 2016, the Company recorded an $119.8 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 – Stock-based Compensation).  Additionally, the Company recorded an increase to additional paid-in capital of $1.3 million associated with a net tax benefit from stock-based compensation.  The net tax benefit is a result of the stock-based compensation deduction for tax purposes exceeding the stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations.  As a result of this net benefit, the Company retained $0.6 million in cash during the nine months ended March 31, 2016 that would have otherwise been paid in income taxes during that period.  The remaining $0.7 million net tax benefit allowed the Company to preserve an equal amount of its federal net operating loss carryforward balance.  Under GAAP, the gross tax benefit recognized during the period of $7.9 million has been recorded on the condensed consolidated statement of cash flows as a cash inflow in the financing activities section and an offsetting outflow of $7.9 million has been recorded as a cash outflow in the cash provided by operating activities section.

Share Repurchases

During the nine months ended March 31, 2016, the Company repurchased 3,474,120 shares of its outstanding common stock. This amount includes 3,103,350 shares repurchased at an average price of $23.07 per share, or $71.7 million, excluding commissions, under a $500 million, 6-month share repurchase program authorized by the Company’s Board of Directors (the “Board”) on November 10, 2015. As of March 31, 2016, $428.3 million remained available under the share repurchase authorization approved by the Board through May 2016. The amounts included in the “Common stock repurchases” line in the Company’s Condensed Consolidated Statements of Cash Flows represents both shares authorized by the Board for repurchase under the publically announced authorization described above, as well as $9.4 million, or 370,770 shares, withheld from employees to cover tax withholding obligations on RSUs that have vested.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8) STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense for liability and equity classified awards included on the condensed consolidated statements of operations.

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Included in:	(in millions)
Operating costs	$3.7	$4.1	$15.5	$19.4
Selling, general and administrative expenses	29.8	36.6	107.0	138.4
Total stock-based compensation expense	$33.5	$40.7	$122.5	$157.8

CII common and preferred units	$13.6	$23.7	$59.5	$133.5
Part A restricted stock units	12.7	3.5	32.9	6.1
Part B restricted stock units	6.9	13.5	29.3	18.2
Part C restricted stock units	0.3	—	0.8	—
Total stock-based compensation expense	$33.5	$40.7	$122.5	$157.8

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

Employees with unvested CII common units at the time of the IPO have received and/or will continue to receive monthly distributions from CII of the Company’s common stock as such common units vest under the original terms of the CII common unit grant agreements.  A total of 6,353,302 shares of the Company’s common stock are associated with unvested CII common units that have or will be distributed subsequent to the IPO date. In addition, CII has and may in the future be required to distribute additional shares of the Company’s common stock to CII common unit holders on a quarterly basis based on the Company’s stock price performance through June 30, 2016, subject to the existing vesting provisions of the CII common units. The shares to be distributed to the common unit holders are based on a pre-existing

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

distribution mechanism, whose primary input is the Company’s stock price at each subsequent measurement date.  Any remaining shares of common stock owned by CII will be distributed to the existing CII preferred unit holders.  The total number of shares of the Company’s common stock that have been or will be distributed to existing CII preferred or common unit holders subsequent to the IPO date is 10,294,867 shares.

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

On June 13, 2014, the Company completed a spin-off of Onvoy, LLC and its subsidiaries (“OVS”) to CII. The value of the CII common units is derived from the value of CII’s investments in the Company and OVS. As the value derived from each of these investments is separately determinable and there is a plan in place to distribute the value associated with the investment in Company shares separate from the value derived from OVS, the two components are accounted for separately.  The OVS component of the CII awards is adjusted to fair value each reporting period.  On December 31, 2015, CII entered into an agreement to sell OVS to a third party.  Based on the proposed sale price, the estimated fair value of OVS awards has been increased, resulting in an increase to stock based compensation expense and corresponding increase to additional paid-in capital of $12.7 million for the nine months ended March 31, 2016. Any proceeds from the sale to be distributed to the Company’s employees will be paid by CII.

During the three and nine months ended March 31, 2016, the Company recognized $13.6 million and $59.5 million, respectively, of stock-based compensation expense related to fair value adjustments and vesting of CII common and preferred units. During the three and nine months ended March 31, 2015, the Company recognized $23.7 million and $133.5 million, respectively, of stock-based compensation expense related to the vesting of CII common and preferred units. As of March 31, 2016, the unrecognized compensation associated with the Company component of unvested CII common units was $23.2 million.

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

During the three and nine months ended March 31, 2016, the Company recognized $12.7 million and $32.9 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and nine months ended March 31, 2015, the Company recognized $3.5 million and $6.1 million of compensation expense associated with the vested portion of the Part A awards. The March 2016 and June 2015 quarterly awards were recorded as liabilities totaling $1.9 million and $1.9 million, as of March 31, 2016 and June 30, 2015, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At March 31, 2016, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $24.9 million.

The following table summarizes the Company’s Part A RSU activity for the nine months ended March 31, 2016:

	Number of Part A RSUs	Weighted average grant-date fair value per share		Weighted average remaining contractual term in months
Outstanding at July 1, 2015	933,217		$26.25	7.1
Granted	1,636,462		$25.36
Vested	(444,249)		$26.25
Forfeited	(72,473)	$	n/a
Outstanding at March 31, 2016	2,052,957		$25.50	8.0

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

The following table summarizes the Company’s Part B RSU activity for the nine months ended March 31, 2016:

	Number of Part B RSUs	Weighted average grant-date fair value per unit		Weighted average remaining contractual term in months
Outstanding at July 1, 2015	1,249,873		$42.91	5.5
Granted	806,309		$22.86
Vested	(1,210,176)		$43.47
Forfeited	(39,697)	$	n/a
Outstanding at March 31, 2016	806,309		$22.86	6.1

The table below reflects the total Part B RSUs granted during Fiscal 2016 and 2015, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into, and the grant date fair value per Part B RSU:

	During the Three months ended
	March 31, 2016	December 31, 2015	September 30, 2015
Part B RSUs granted	284,773	282,074	272,813
Maximum eligible shares of the Company's stock	1,463,733	1,449,860	1,426,812
Grant date fair value per Part B RSU	$25.12	$18.08	$17.83
Shares converted to the Company's stock	n/a	n/a	n/a

	During the Three months ended
	June 30, 2015	March 31, 2015	December 31, 2014

Part B RSUs granted	316,353	359,658	575,660
Maximum eligible shares of the Company's stock	1,490,023	1,388,280	2,220,293
Grant date fair value per Part B RSU	$27.10	$24.36	$63.12
Shares converted to the Company's stock	n/a	—	2,220,293

The Company recognized stock-based compensation expense of $6.9 million and $29.3 million related to Part B awards for the three and nine months ended March 31, 2016, respectively, and $13.5 million and $18.2 million for the three and nine months ended March 31, 2015, respectively.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations,

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $9.2 million at March 31, 2016.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the nine months ended March 31, 2016, the Company’s independent directors were granted 29,805 Part C RSUs. Part C RSUs vest in the same quarter that they are issued. During the three and nine months ended March 31, 2016, the Company recognized $0.3 million and $0.8 million, respectively, of compensation expense associated with the Part C RSUs.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at March 31, 2016 and June 30, 2015 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized premium, and was $2,112.1 million and $2,112.7 million as of March 31, 2016 and June 30, 2015, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of March 31, 2016 and June 30, 2015 was estimated to be $2,107.9 million and $2,109.3 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, net of the unamortized discounts, and was $2,011.4 million and $1,627.0 million as of March 31, 2016 and June 30, 2015, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75% or 3.50% depending on the term loan tranche. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $20.3 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $0.3 million and $(0.3) million were recorded as an increase/(decrease) to interest expense during the three and nine months ended March 31, 2016, respectively, and $2.3 million and $1.8 million were recorded as an increase to interest expense during the three and nine months ended March 31, 2015, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $6.1 million.

As of March 31, 2016 and June 30, 2015, there was no balance outstanding under the Company's Revolver.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	March 31, 2016	June 30, 2015
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$3.8	$4.1

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At March 31, 2016, the Company was contractually committed for $263.1 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(11) RELATED PARTY TRANSACTIONS

On June 13, 2014, the Company completed a spin-off of OVS to CII (see Note 7 – Equity). CII holds approximately 2.4% of the Company’s outstanding common stock at March 31, 2016. The Company continues to have ongoing contractual relationships with OVS, whereby the Company provides OVS and its subsidiaries with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates. Subsequent to the spin-off date, transactions with OVS are included in the Company’s results of operations.

The following table represents the revenue and expense transactions the Company recorded with OVS for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(in millions)
Revenues	$1.7	$1.8	$5.0	$5.2
Operating costs	$0.2	$(0.1)	$0.4	$(0.8)

As of March 31, 2016 and June 30, 2015, the Company had outstanding balances of $0.1 million and $0.6 million, respectively, due from OVS.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to quarterly and annual maximum

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reimbursement thresholds approved by the Company's Nominating and Governance Committee. During the three and nine months ended March 31, 2016 the Company reimbursed Mr. Caruso $0.1 million and $0.4 million, respectively, and during the three and nine months ended March 31, 2015, reimbursed $0.1 million and $0.7 million, respectively, for his business use of the aircraft.

On June 28, 2012, Matt Erickson, the President and COO of Global Sales & Customer Success, purchased $0.6 million in aggregate principal amount of 2020 Unsecured Notes at the offering price for such notes. Mr. Erickson qualifies as an “accredited investor” (as defined in Rule 501 under the Securities Act), and this purchase was on terms available to other investors. On December 15, 2014, in connection with the Partial Notes Redemption, approximately $0.2 million of Mr. Erickson’s notes were redeemed, and as of March 31, 2016, the principal amount of 2020 Unsecured Notes held by Mr. Erickson was $0.4 million.

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

As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s dark fiber solutions, network connectivity, colocation and cloud infrastructure, Zayo Canada and other services are comprised of various related product groups generally defined around the type of service the customer is buying, referred to as Strategic Product Groups ("SPG" or "SPGs"). Each SPG is responsible for the revenue, costs and associated capital expenditures of their respective services. The SPGs enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services.

With the continued increase in the Company’s scope and scale, effective October 1, 2015 the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impacts how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of establishing a new reportable segment and re-aligning the Company’s existing SPGs to the revised reportable segments.  Prior to this change, the operating segments were reported as Physical Infrastructure, which included the Company’s Dark Fiber, MIG and zColo SPGs, Cloud and Connectivity, which included the Company’s Waves, SONET, Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has moved the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment named Zayo Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported in the Dark Fiber Solutions operating segment, and Ethernet, IP, Waves, and SONET, are now reported in the Network Connectivity operating segment. SPGs report directly to the reportable segment managers who are responsible for the operations and financial results for the Dark Fiber Solutions, Network Connectivity, Colocation and Cloud Infrastructure, and Other reportable segments (collectively, the “Revised Segments”). The segment managers report directly to the CODM, and it is the financial results of those segments that are evaluated and drive the resource allocation decisions.

On January 15, 2016, the Company acquired Allstream. As a result of this acquisition, management determined to create a new reportable segment to account for the fact that this business is viewed as separate and distinct from the other segments for purposes of operating decisions, allocation of resources, and performance assessment. The Zayo Canada segment, which is composed primarily of Allstream’s legacy business, has some of the business products and services that are like those within the Company’s other SPGs but also has voice and unified communications and small enterprise businesses, which are additions to the Company’s service offerings. The Zayo Canada segment contains all

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

financial information related to the acquired Allstream business, and to the extent products and services are included within the Zayo Canada segment, such products and services are not included within the Company’s historical SPGs.

The Company’s segments are further described below:

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

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years

Zayo Canada. The Zayo Canada segment is comprised of the Company’s recently acquired Allstream business. The services provided by this segment include legacy dark fiber, network connectivity, cloud and colocation infrastructure, voice, unified communications, managed security services and small and medium businesses (“SMB”) of Allstream.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified communications is the integration of real-time communication services such as telephony (including IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Managed security services provide proactive services and solutions designed to enable organizations to operate in an environment of constantly evolving threats from organized cyber-crime. The service provides real-time threat analysis and correlation of information security threats, response and mitigations services, secure access to the internet and the cloud, information risk and compliance services, and management of the IT security envelope.  Zayo Canada provides services to over 26,000 customers in the SMB market while leveraging its extensive network and product offerings. These include IP, internet, voice, IPT trunking, cloud private branch exchange, collaboration services and unified communications.

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

Effective October 1, 2015 revenues for all of the Company’s products are included in one of the Company’s segments. The segment presentation has been recast for all prior periods presented for comparability. The results of operations for each segment include an allocation of certain indirect costs and corporate related costs, including overhead and third party-financed debt. The allocation is based on a percentage that represents management’s estimate of the relative burden each segment bears of indirect and corporate costs. Management has evaluated the allocation methods utilized to allocate these costs and determined they are systematic and rational. Identifiable assets for each reportable segment are reconciled to total consolidated assets including unallocated corporate assets and intersegment eliminations. Unallocated corporate assets consist primarily of cash and deferred taxes.

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

	As of and for the three months ended March 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$144.3	$172.5	$60.3	$96.1	$4.8	$—	$478.0
Segment Adjusted EBITDA	103.9	89.2	30.2	18.2	1.3	—	242.8
Total assets	3,139.0	1,890.1	1,040.7	452.7	33.9	276.8	6,833.2
Capital expenditures	110.3	44.2	19.5	11.1	—	—	185.1

	As of and for the nine months ended March 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$417.0	$508.2	$177.1	$96.1	$16.0	$—	$1,214.4
Segment Adjusted EBITDA	299.6	267.8	87.6	18.2	3.9	—	677.1
Capital expenditures	313.0	139.0	53.6	11.1	—	—	516.7

	As of and for the three months ended March 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$133.5	$163.1	$38.5	$—	$5.6	$—	$340.7
Segment Adjusted EBITDA	92.5	85.7	19.5	—	1.3	—	199.0
Total assets	2,754.2	1,794.0	1,013.6	—	38.6	391.5	5,991.9
Capital expenditures	73.1	46.9	10.1	—	—	—	130.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the nine months ended March 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$390.6	$485.0	$92.4	$—	$17.2	$—	$985.2
Segment Adjusted EBITDA	267.3	254.4	46.2	—	3.8	—	571.7
Capital expenditures	200.9	145.7	28.3	—	—	—	374.9

	As of June 30, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$2,848.9	$1,807.7	$1,013.7	$—	$35.0	$389.3	$6,094.6

Reconciliation from Total Segment Adjusted EBITDA to net loss from operations:

	Three months ended March 31,
	2016	2015
	(in millions)
Total Segment Adjusted EBITDA	$242.8	$199.0
Interest expense	(57.7)	(60.7)
Depreciation and amortization expense	(137.2)	(100.1)
Transaction costs	(14.2)	(1.5)
Stock-based compensation	(33.5)	(40.7)
Loss on extinguishment of debt	—	(54.9)
Unrealized foreign currency loss on intercompany loans	(11.1)	(13.2)
Non-cash loss on investments	(0.6)	—
Loss from operations before income taxes	$(11.5)	$(72.1)

	Nine months ended March 31,
	2016	2015
	(in millions)
Total Segment Adjusted EBITDA	$677.1	$571.7
Interest expense	(162.7)	(161.0)
Depreciation and amortization expense	(368.0)	(293.0)
Transaction costs	(17.5)	(6.2)
Stock-based compensation	(122.5)	(157.8)
Loss on extinguishment of debt	—	(85.8)
Unrealized foreign currency loss on intercompany loans	(28.9)	(41.2)
Non-cash loss on investments	(1.2)	(0.5)
Loss from operations before income taxes	$(23.7)	$(173.8)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13) SUBSEQUENT EVENTS

Unsecured Notes Offering

On April 14, 2016, the Issuers completed a private offering exempt from registration under the Securities Act of 1933, as amended, of $550 million aggregate principal amount of additional 2025 Unsecured Notes (the “New 2025 Notes”).  The net proceeds from the offering plus cash on hand (i) will be used to redeem the Issuers’ remaining $325.6 million 2020 Unsecured Notes, including the required make-whole premium and accrued interest, and (ii) were used to repay approximately $196 million of borrowings under its secured Term Loan Facility. Following the offering of the New 2025 Notes, $900 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

The New 2025 Notes will bear interest at the rate of 6.375% per year. Interest on the New 2025 Notes is payable on May 15 and November 15 of each year, beginning on May 15, 2016.  The interest payment on May 15, 2016 will include accrued interest from November 15, 2015. The New 2025 Notes will mature on May 15, 2025. At any time on or after May 15, 2020, the Issuers may redeem the New 2025 Notes, in whole or in part, at the applicable redemption prices set forth in the indenture governing the New 2025 Notes, plus accrued interest. Before May 15, 2020, the Issuers may redeem the New 2025 Notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued interest and a “make-whole” premium. In addition, before May 15, 2018, the Issuers may redeem up to 40% of the New 2025 Notes at a redemption price equal to 106.375% of their principal amount, plus accrued interest, using the proceeds of certain equity offerings.

Clearview Acquisition

On April 1, 2016, the Company entered into a Membership Interest Purchase Agreement with the sellers of Clearview International, LLC, a Texas based colocation and cloud infrastructure services provider for cash consideration of $18.9 million.  The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a robust set of hybrid cloud infrastructure services that complement the Company’s global cloud capabilities.

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

Overview

We are a large and fast-growing provider of bandwidth infrastructure in the United States, Canada and Europe. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented data center facilities. Our fiber networks and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of March 31, 2016, we had $6.5 billion in revenue under contract with a weighted average remaining contract term of approximately 46 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and stockholders.

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

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. Following the acquisition of Allstream (as discussed below), management decided to establish a new reportable segment in addition to the previously revised reportable segments. As of March 31, 2016, we have five reportable segments as described below:

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

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Zayo Canada. The Zayo Canada segment is comprised of the Company’s recently acquired Allstream business. The services provided by this segment include the legacy dark fiber, network connectivity, cloud and colocation infrastructure, voice, unified communications, managed security services and small and medium businesses (“SMB”) of Allstream.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified communications is the integration of real-time communication services such as telephony (including IP telephony), instant messaging and video conferencing with non-real-time communication services such as integrated voicemail and e-mail.  Unified communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Managed security services provide proactive services and solutions designed to enable organizations to operate in an environment of constantly evolving threats from organized cyber-crime. The service provides real-time threat analysis and correlation of information security threats, response and mitigations services, secure access to the internet and the cloud, information risk and compliance services, and management of the IT security envelope.  Zayo Canada provides services to over 26,000 customers in the SMB market while leveraging its extensive network and product offerings. These include IP, internet, voice, IPT trunking, cloud private branch exchange, collaboration services and unified communications.

Other. The Other segment is primarily comprised of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers in designing, acquiring and maintaining their networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue).

Prior to our Fiscal 2016 changes in reportable segments, the operating segments were reported as Physical Infrastructure, which included our Dark Fiber, MIG and Zayo Colocation (“zColo”) SPGs, Cloud and Connectivity, which included our Waves, Sonet, Ethernet, IP and Cloud SPGs, and Other, which primarily included ZPS.  The new structure has removed the zColo and Cloud SPGs out of the Physical Infrastructure and Cloud and Connectivity reporting segments, respectively, creating a new reportable segment named Zayo Colocation and Cloud Infrastructure. The Dark Fiber and MIG SPGs are now reported in the Dark Fiber Solutions operating segment, and Ethernet, IP, Waves, and SONET are now reported in the Network Connectivity operating segment.  In addition, following the acquisition of Allstream (as described below), the Company created a fifth reportable segment, the Zayo Canada segment, to include the legacy products and service offerings of that recently acquired entity. All prior period segment level financial and operating metrics included in this Report have been recast to conform to the current period presentation for comparability.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 37 acquisitions through March 31, 2016.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

Allstream

On January 15, 2016, we acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of CAD $42.1 million (or $29.6 million) of working capital and other liabilities assumed by us in the acquisition. The acquisition was funded with an incremental borrowing under our Term Loan Facility (as defined below) and was considered a stock purchase for tax purposes.

The acquisition adds more than 18,000 route miles to our fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

The operating results of the acquired Allstream business are included in our operating results beginning January 15, 2016.

Viatel

On December 31, 2015, we acquired 100% of the interest in Viatel Infrastructure Europe Ltd, Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively “Viatel”) for cash consideration of €94.2 million (or $102.7 million), net of cash acquired. The final purchase consideration is subject to certain post-closing adjustments.  The acquisition was funded with cash on hand. €5.0 million (or $5.5 million) of the purchase consideration is currently held in escrow pending expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

The Viatel acquisition provides us with Pan-European intercity and metro fiber capability via a 8,400 kilometer fiber network across eight countries. The transaction added 12 new metro networks, seven data centers and connectivity to 81 on-net buildings. Two wholly-owned subsea cable systems provide connectivity on two of Europe’s key routes – London-Amsterdam and London-Paris.

The operating results of the acquired Viatel business are included in our results beginning January 1, 2016.

Latisys Holdings, LLC

On February 23, 2015, we acquired all of the equity interest of the operating subsidiaries of Latisys Holdings, LLC (“Latisys”), a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of our January 2015 Notes Offering (as defined below) and was considered a stock purchase for tax purposes.

The Latisys acquisition added colocation and IaaS services through eight data centers across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired data centers currently total over 185,000 square feet of billable space and 33 megawatts of critical power.

The results of the acquired Latisys business are included in our operating results beginning February 23, 2015.

Recently Closed Acquisition

On April 1, 2016, we entered into a Membership Interest Purchase Agreement with the sellers of Clearview International, LLC, a Texas based colocation and cloud infrastructure services provider for cash consideration of $18.9 million.  The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a robust set of hybrid cloud infrastructure services that complement the Company’s global cloud capabilities.

Debt and Equity Financing

On December 15, 2014, ZGL redeemed $75.0 million of its outstanding 8.125% senior secured notes due 2020 at a price of 108.125% and $174.4 million of its outstanding 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”) at a price of 110.125% (collectively, the “Partial Notes Redemption”). As part of the Partial Notes Redemption, we recorded an early redemption call premium of $23.8 million which was recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

On January 23, 2015, ZGL and Zayo Capital, Inc. (together, the “Issuers”) completed a private offering (the “January 2015 Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March 2015 Notes Offering”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million in connection with the March 2015 Notes Offering is being accreted as a reduction of interest expense over the term of the 2023 Unsecured Notes under the effective interest method.  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January 2015 Notes Offering were used to fund the Latisys acquisition (see Note 2 – Acquisitions).   The net proceeds from the March 2015 Notes Offering were used to redeem the Issuers’ remaining $675.0 million then outstanding 8.125% senior secured notes due 2020 (the “Second Notes Redemption”) at a price of 105.75%.  As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations in Fiscal 2015.

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

On May 6, 2015, the Issuers completed a private offering of $350.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”). Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025.  The net proceeds from the 2025 Unsecured Notes were used to repay $344.5 million of borrowings under our Term Loan Facility. As a result of that repayment, we recorded a loss on extinguishment of debt of $8.4 million.

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

On January 15, 2016, ZGL entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Pursuant to the terms of the Amendment, the Term Loan Facility was increased by $400.0 million, and the additional amounts will bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0%. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margin) on the Term Loan Facility and Revolver as of March 31, 2016 were approximately 3.9% and 3.4%, respectively.

As of March 31, 2016, no amounts were outstanding under the Revolver.

Recently Closed Notes Offering

On April 14, 2016, the Issuers completed a private offering (the “April 2016 Notes Offering”) exempt from registration under the Securities Act of 1933, as amended, of $550 million aggregate principal amount of additional 2025 Unsecured Notes. The net proceeds from the offering plus cash on hand (i) will be used to redeem the Issuers’ remaining $325.6 million 2020 Unsecured Notes, including the required make-whole premium and accrued interest, and (ii) were used to repay approximately $196 million of borrowings under our secured Term Loan Facility. Following the April 2016 Notes Offering, $900 million aggregate principal amount of 2025 Unsecured Notes is outstanding.

Capital Expenditures

During the nine months ended March 31, 2016 and 2015, we invested $516.7 million and $374.9 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2015.

Background for Review of Our Results of Operations

Revenue

Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing service that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortization of previously collected upfront charges to customers. Upfront charges are typically related to indefeasible rights of use (“IRUs”) structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Other revenue primarily includes credits and adjustments, termination revenue, construction services, and equipment sales.

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

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the United States Dollar (“USD”) – principally the Great British Pound (“GBP”) and Canadian Dollar (“CAD”) and to a lesser extent the Euro and Swiss Franc (“CHF”). Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

	For the three months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$144.3	$133.5	$10.8	8%
Network Connectivity	172.5	163.1	9.4	6%
Colocation and Cloud Infrastructure	60.3	38.5	21.8	57%
Zayo Canada	96.1	—	96.1	*
Other	4.8	5.6	(0.8)	(14)%
Consolidated	$478.0	$340.7	$137.3	40%

* not meaningful

Our total revenue increased by $137.3 million, or 40%, to $478.0 million for the three months ended March 31, 2016, from $340.7 million for the three months ended March 31, 2015. The increase in revenue was driven by our organic growth as well as Fiscal 2016 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 4%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings remained consistent period over period at $7.0 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended March 31, 2016 was approximately $392.0 million.

•	During the three months ended March 31, 2016, we recognized net installs of $2.1 million as compared to $1.7 million during the three months ended March 31, 2015.
•	Monthly churn percentage decreased to 1.0% for the three months ended March 31, 2016 from 1.3% for the three months ended March 31, 2015.

We estimate that the period-over-period acquisition-related revenue growth was approximately 36%.

The average exchange rate between the USD and GBP strengthened by 4.4% during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The average exchange rate between the USD and Euro strengthened by 1.6%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the three months ended March 31, 2016 and March 31, 2015 by an additional $0.7 million for a total period-over-period increase of $138.0 million, or 41%.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $10.8 million, or 8%, to $144.3 million from $133.5 million for the three months ended March 31, 2016 and 2015, respectively.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure products also contributed to the segment’s growth. Bookings of MRR and MAR for the three months ended March 31, 2016 were $2.2 million (with a total contract value of approximately $245.5 million), a decrease from the $2.8 million in bookings for the same period in the prior year. Gross installs were $1.7 million for the three months ended March 31, 2016, compared to $1.8 million for the same period in the prior year. The monthly churn percentage decreased between the two periods from 0.8% for the three months ended March 31, 2015 to 0.5% for the three months ended March 31, 2016, with total churn processed of $0.7 million for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $9.4 million, or 6%, to $172.5 million from $163.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s Waves SPG, driven by customer demand and increased effectiveness in marketing these products, including price concessions that were proactively offered in exchange for customer contract extensions in Fiscal 2015. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR increased to $3.8 million from $3.2 million between the two comparative periods, with a total contract value of approximately $115.2 million for the three months ended March 31, 2016. Gross installs were $3.3 million for the three months ended March 31, 2016, compared to $3.0 million in the prior year. The monthly churn percentage decreased from 1.6% for the three months ended March 31, 2015 to 1.5% for the three months ended March 31, 2016, with a total churn processed of $2.5 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $21.8 million, or 57%, to $60.3 million from $38.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase was a result of both acquisition related and organic growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased to $1.0 million from $0.9 million between the two comparative periods, with a total contract value of approximately $31.1 million for the three months ended March 31, 2016. Gross installs were $0.8 million for the three months ended March 31, 2016, compared to $1.1 million in the prior year. The monthly churn percentage decreased from 1.3% for the three months ended March 31, 2015 to 0.8% for the three months ended March 31, 2016, resulting in total churn processed of $0.4 million for the three months ended March 31, 2016 compared to $0.5 million for the three months ended March 31, 2015.

Zayo Canada. Revenue from our Zayo Canada segment was $96.1 million for the three months ended March 31, 2016.

Other.   Revenue from our Other segment decreased by $0.8 million, or 14%, to $4.8 million from $5.6 million, for the three months ended March 31, 2016 and 2015, respectively. The Other segment represented approximately 1.0% of our total revenue during the three months ended March 31, 2016.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended March 31,
	2016		2015
	(in millions)
Monthly recurring revenue	$427.1	89%	$303.3	89%
Amortization of deferred revenue	24.7	5%	18.3	5%
Other revenue	26.2	6%	19.1	6%
Total Revenue	$478.0	100%	$340.7	100%

Operating Costs and Expenses

	For the three months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$116.5	$113.3	$3.2	3%
Network Connectivity	135.8	129.3	6.5	5%
Colocation and Cloud Infrastructure	62.3	36.5	25.8	71%
Zayo Canada	101.7	—	101.7	*
Other	4.2	4.9	(0.7)	*
Consolidated	$420.5	$284.0	$136.5	48%

* not meaningful

Our operating costs increased by $136.5 million, or 48%, to $420.5 million for the three months ended March 31, 2016 from $284.0 million for the three months ended March 31, 2015. The increase in consolidated operating costs was primarily due to a $37.1 million increase in depreciation and amortization and other increased costs as a result of our Fiscal 2016 and 2015 acquisitions and organic growth of our network, offset by a $7.2 million decrease in stock-based compensation.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs increased by $3.2 million, or 3%, to $116.5 million for the three months ended March 31, 2016 from $113.3 million for the three months ended March 31, 2015. The increase in operating costs and expenses was primarily a result of a $5.6 million decrease in stock-based compensation, offset by an $8.2 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network.

Network Connectivity.    Network Connectivity operating costs increased by $6.5 million, or 5%, to $135.8 million for the three months ended March 31, 2016 from $129.3 million for the three months ended March 31, 2015. The increase in operating costs and expenses was primarily a result of a $3.3 million decrease in stock-based compensation, offset by $2.2 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $25.8 million, or 71%, to $62.3 million for the three months ended March 31, 2016 from $36.5 million for the three months ended March 31, 2015. The increase in operating costs and expenses was primarily a result of a $1.5 million increase in stock-based compensation, a $13.7 million increase in depreciation and amortization expense and other increased operating costs as a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network.

Zayo Canada. Zayo Canada operating costs were $101.7 million for the three months ended March 31, 2016.

Other.    Other operating costs decreased to $4.2 million for the three months ended March 31, 2016, as compared to $4.9 million for the three months ended March 31, 2015.

The table below sets forth the components of our operating costs and expenses during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Netex	$88.2	$44.9	$43.3	96%
Compensation and benefits expenses	67.5	40.2	27.3	68%
Network operations expense	54.2	37.5	16.7	45%
Other expenses	25.7	19.1	6.6	35%
Transaction costs	14.2	1.5	12.7	*
Stock-based compensation	33.5	40.7	(7.2)	(18)%
Depreciation and Amortization	137.2	100.1	37.1	37%
Total operating costs and expenses	$420.5	$284.0	$136.5	48%

* not meaningful

Netex.    Our Netex increased by $43.3 million, or 96%, to $88.2 million for the three months ended March 31, 2016 from $44.9 million for the three months ended March 31, 2015. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2016 and 2015, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue increased to 18% for the three months ended March 31, 2016 from 13% for the three months ended March 31, 2015.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $27.3 million, or 68%, to $67.5 million for the three months ended March 31, 2016 from $40.2 million for the three months ended March 31, 2015.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2016 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2015 and Fiscal 2016, and was partially offset by a decrease in bonus expense.

Headcount as of the end of the respective periods was:

	March 31,	March 31,
	2016	2015
Dark Fiber Solutions	815	836
Network Connectivity	799	661
Colocation and Cloud Infrastructure	343	277
Zayo Canada	1,394	—
Other	28	29
Total	3,379	1,803

Network Operations Expenses.    Network operations expenses increased by $16.7 million, or 45%, to $54.2 million for the three months ended March 31, 2016 from $37.5 million for the three months ended March 31, 2015. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 33% to 111,693 miles at March 31, 2016 from 84,161 miles at March 31, 2015.

Other Expenses.    Other expenses increased by $6.6 million, or 35%, to $25.7 million for the three months ended March 31, 2016, from $19.1 million for the three months ended March 31, 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 and 2015 acquisitions.

Transaction Costs.    Transaction costs increased by $12.7 million to $14.2 million for the three months ended March 31, 2016 from $1.5 million for the three months ended March 31, 2015.  The increase was due to higher transaction-related costs for our acquisitions of Allstream and Viatel.

Stock-Based Compensation.    Stock-based compensation expense decreased by $7.2 million, or 18%, to $33.5 million for the three months ended March 31, 2016 from $40.7 million for the three months ended March 31, 2015.  The decrease in stock-based compensation expense was primarily driven by certain tranches of the Company’s pre-IPO common unit grants becoming fully vested prior to the three months ended March 31, 2016.  This decrease was partially offset by  an increase in the number of post-IPO RSU grants vesting during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased by $37.1 million, or 37%, to $137.2 million for the three months ended March 31, 2016 from $100.1 million for the three months ended March 31, 2015.  The increase was primarily a result of depreciation related to increased capital expenditures and increased amortization expense associated with our Fiscal 2016 and 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended March 31, 2016 and 2015, respectively.

	For the three months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Interest expense	$(57.7)	$(60.7)	$3.0	5%
Loss on extinguishment of debt	—	(54.9)	54.9	*
Foreign currency loss on intercompany loans	(11.1)	(13.2)	2.1	16%
Other expense, net	(0.2)	—	(0.2)	*
Total other expenses, net	$(69.0)	$(128.8)	$59.8	46%

* not meaningful

Interest expense.   Interest expense decreased by $3.0 million, or 5%, to $57.7 million from $60.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease was primarily a result of changes in the fair value of our interest rate swaps, and reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 debt transactions, partially offset by an increase in indebtedness from the comparative period.

Loss on extinguishment of debt.   As part of our notes redemptions in Fiscal 2015, we paid an early redemption call premium of $38.8 million and recorded an expense of $16.1 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the three months ended March 31, 2015.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans decreased $2.1 million, or 16%, to $11.1 million for the three months ended March 31, 2016, from $13.2 million for the three months ended March 31, 2015.  This non-cash loss was primarily driven by the strengthening of the USD against the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

Income tax expense increased over the prior year by $26.2 million, to $7.8 million for the three months ended March 31, 2016 from a tax benefit of $18.4 million for the three months ended March 31, 2015. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. As a result of our stock-based compensation related to the CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended March 31,
	2016	2015
	(in millions)
Expected benefit at the statutory rate	$(3.9)	$(25.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	5.2	8.8
State income taxes benefit, net of federal benefit	(0.2)	(3.8)
Transactions costs not deductible for tax purposes	0.6	0.3
Foreign tax rate differential	0.5	(0.1)
Other, net	5.6	1.7
Provision/(benefit) for income taxes	$7.8	$(18.4)

Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

	For the nine months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$417.0	$390.6	$26.4	7%
Network Connectivity	508.2	485.0	23.2	5%
Colocation and Cloud Infrastructure	177.1	92.4	84.7	92%
Zayo Canada	96.1	—	96.1	*
Other	16.0	17.2	(1.2)	(7)%
Consolidated	$1,214.4	$985.2	$229.2	23%

Our total revenue increased by $229.2 million, or 23%, to $1,214.4 million for the nine months ended March 31, 2016, from $985.2 million for the nine months ended March 31, 2015. The increase in revenue was driven by our organic growth as well as Fiscal 2016 and 2015 acquisitions.

We estimate that the period-over-period organic growth was approximately 8%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period over period to $20.1 million from $18.0 million in combined MRR and MAR. The total contract value associated with bookings, for the nine months ended March 31, 2016, was approximately $1,270.3 million.

•	During the nine months ended March 31, 2016, we recognized net installs of $6.6 million as compared to $5.0 million during the nine months ended March 31, 2015.
•	Monthly churn percentage decreased between the two periods to 1.1% from 1.3%.

We estimate that the period-over-period acquisition-related revenue growth was approximately 15%.

The average exchange rate between the USD and GBP strengthened by 1.2% during the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.  The average exchange rate between the USD and Euro strengthened by 6.1%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that revenue would have increased between the nine months ended March 31, 2016 and March 31, 2015 by an additional $1.9 million, or 23%, for a total period-over-period increase of $231.1 million.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $26.4 million, or 7%, to $417.0 million from $390.6 million for the nine months ended March 31, 2016 and 2015, respectively.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure product also contributed to the segment’s growth. Bookings of MRR and MAR for the nine months ended March 31, 2016 were $6.7 million (with a total contract value of approximately $858.3 million), a decrease from the $6.8 million in bookings for the same period in the prior year. Gross installs were $5.9 million for the nine months ended March 31, 2016, compared to $5.7 million for the same period in the prior year. The monthly churn percentage increased from 0.6% for the nine months ended March 31, 2015 to 0.7% for the nine months ended March 31, 2016, with total churn processed of $2.5 million for the nine months ended March 31, 2016, compared to $2.8 million for the nine months ended March 31, 2015.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $23.2 million, or 5%, to $508.2 million from $485.0 million for the nine months ended March 31, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s Ethernet and IP SPGs, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth also increased, driven by customer demand and increased effectiveness in marketing these products, including price concessions that were proactively offered in exchange for customer contract extensions in Fiscal 2015. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR increased to $10.2 million from $9.2 million between the two comparative periods, with a total contract value of approximately $320.2 million for the nine months ended March 31, 2016. Gross installs were $9.9 million for the nine months ended March 31, 2016, compared to $8.9 million in the prior year. The monthly churn percentage decreased from 1.6% for the nine months ended March 31, 2015 to 1.5% for the nine months ended March 31, 2016, resulting in total churn processed of $7.2 million for the nine months ended March 31, 2016, compared to $7.6 million for the nine months ended March 31, 2015.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $84.7 million, or 92%, to $177.1 million from $92.4 million for the nine months ended March 31, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased to $3.1 million from $2.0 million between the two comparative periods, with a total contract value of approximately $90.7 million for the nine months ended March 31, 2016. Gross installs were $2.3 million for the nine months ended March 31, 2016, compared to $2.1 million in the prior year. The monthly churn percentage decreased from 1.2% for the nine months ended March 31, 2015 to 1.0% for the nine months ended March 31, 2016, resulting in total churn processed of $1.7 million for the nine months ended March 31, 2016, compared to $1.0 million for the nine months ended March 31, 2015.

Zayo Canada. Revenue from our Zayo Canada segment was $96.1 million for the nine months ended March 31, 2016.

Other.   Revenue from our Other segment decreased by $1.2 million, or 7%, to $16.0 million from $17.2 million, for the nine months ended March 31, 2016 and 2015, respectively. The Other segment represented approximately 1.3% of our total revenue during the nine months ended March 31, 2016.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the nine months ended March 31,
	2016		2015
	(in millions)
Monthly recurring revenue	$1,095.8	90%	$884.7	90%
Amortization of deferred revenue	66.6	6%	52.9	5%
Other revenue	52.0	4%	47.6	5%
Total Revenue	$1,214.4	100%	$985.2	100%

Operating Costs and Expenses

	For the nine months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$342.6	$370.0	$(27.4)	(7)%
Network Connectivity	403.1	402.0	1.1	*
Colocation and Cloud Infrastructure	184.9	82.5	102.4	*
Zayo Canada	101.7	—	101.7	*
Other	13.8	14.2	(0.4)	(3)%
Corporate	—	2.2	(2.2)	*
Consolidated	$1,046.1	$870.9	$175.2	20%

* not meaningful

Our operating costs increased by $175.2 million, or 20%, to $1,046.1 million for the nine months ended March 31, 2016 from $870.9 million for the nine months ended March 31, 2015. The increase in consolidated operating costs was primarily due to a $75.0 million increase in depreciation and amortization expense and a $57.6 million increase in Netex as a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network, partially offset by a $35.3 million decrease in stock-based compensation.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs decreased by $27.4 million, or 7%, to $342.6 million for the nine months ended March 31, 2016 from $370.0 million for the nine months ended March 31, 2015. The decrease in operating costs and expenses was primarily a result of a $31.8 million decrease in stock-based compensation, partially offset by an $9.3 million increase in depreciation and amortization expense and increased costs as a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network.

Network Connectivity.    Network Connectivity operating costs increased by $1.1 million to $403.1 million for the nine months ended March 31, 2016 from $402.0 million for the nine months ended March 31, 2015. The increase in operating costs and expenses was primarily a result of increased operating costs as a result of Fiscal 2016 and 2015 acquisitions and organic growth of our network, offset by a $12.9 million decrease in stock-based compensation.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $102.4 million, to $184.9 million for the nine months ended March 31, 2016 from $82.5 million for the nine months ended March 31, 2015. The increase in operating costs and expenses was primarily a result of a $51.2 million increase in depreciation and amortization expense, a $8.4 million increase in stock-based compensation and increased costs as a result of Fiscal 2016 and 2015 acquisitions, and organic growth.

Zayo Canada. Zayo Canada operating costs were $101.7 million for the nine months ended March 31, 2016.

Other.    Other operating costs decreased by $0.4 million, or 3%, to $13.8 million for the nine months ended March 31, 2016 from $14.2 million for the nine months ended March 31, 2015.

The table below sets forth the components of our operating costs and expenses during the nine months ended March 31, 2016 and 2015.

	For the nine months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Netex	$187.8	$130.2	$57.6	44%
Compensation and benefits expenses	148.6	116.3	32.3	28%
Network operations expense	135.2	112.4	22.8	20%
Other expenses	66.5	55.0	11.5	21%
Transaction costs	17.5	6.2	11.3	*
Stock-based compensation	122.5	157.8	(35.3)	(22)%
Depreciation and Amortization	368.0	293.0	75.0	26%
Total operating costs and expenses	$1,046.1	$870.9	$175.2	20%

* not meaningful

Netex.    Our Netex increased by $57.6 million, or 44%, to $187.8 million for the nine months ended March 31, 2016 from $130.2 million for the nine months ended March 31, 2015. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2016 and 2015, partially offset by cost savings, as planned network related synergies were realized. Netex as a percentage of total revenue was 15% and 13% for the nine months ended March 31, 2016 and 2015, respectively.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $32.3 million, or 28%, to $148.6 million for the nine months ended March 31, 2016 from $116.3 million for the nine months ended March 31, 2015.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2016 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2016 and 2015, and was partially offset by a decrease in bonus expense.

Network Operations Expenses.    Network operations expenses increased by $22.8 million, or 20%, to $135.2 million for the nine months ended March 31, 2016 from $112.4 million for the nine months ended March 31, 2015. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 33% to 111,693 miles at March 31, 2016 from 84,161 miles at March 31, 2015.

Other Expenses.    Other expenses increased by $11.5 million, or 21%, to $66.5 million for the nine months ended March 31, 2016, from $55.0 million for the nine months ended March 31, 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 and 2015 acquisitions.

Transaction Costs.    Transaction costs increased by $11.3 million, to $17.5 million for the nine months ended March 31, 2016 from $6.2 million for the nine months ended March 31, 2015. The increase was primarily the result of higher transaction-related costs associated with the Fiscal 2016 acquisitions of Allstream and Viatel.

Stock-Based Compensation.    Stock-based compensation expense decreased by $35.3 million, or 22%, to $122.5 million for the nine months ended March 31, 2016 from $157.8 million for the nine months ended March 31, 2015.

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

Depreciation and Amortization

Depreciation and amortization expense increased by $75.0 million, or 26%, to $368.0 million for the nine months ended March 31, 2016 from $293.0 million for the nine months ended March 31, 2015.  The increase was primarily a result of depreciation related to increased capital expenditures and increased amortization expense associated with our Fiscal 2016 and 2015 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2016 and 2015, respectively.

	For the nine months ended March 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Interest expense	$(162.7)	$(161.0)	$(1.7)	(1)%
Loss on extinguishment of debt	—	(85.8)	85.8	*
Foreign currency loss on intercompany loans	(28.9)	(41.2)	12.3	30%
Other expense, net	(0.4)	(0.1)	(0.3)	*
Total other expenses, net	$(192.0)	$(288.1)	$96.1	33%

* not meaningful

Interest expense.   Interest expense increased by $1.7 million, or 1%, to $162.7 million from $161.0 million for the nine months ended March 31, 2016 and 2015, respectively. The increase was primarily a result of our increased indebtedness, partially offset by reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2015 and 2016 debt transactions.

Loss on extinguishment of debt.   As part of our notes redemptions in Fiscal 2015, we paid early redemption call premiums of $62.6 million and recorded an expense of $23.2 million related to unamortized debt issuance costs associated with the notes redeemed.  These expenses were recorded as a loss on extinguishment of debt during the nine months ended March 31, 2015.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans decreased $12.3 million, or 30%, to $28.9 million for the nine months ended March 31, 2016, from $41.2 million for the nine months ended March 31, 2015.  This non-cash loss was driven primarily by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

Income tax expense increased over the prior year by $35.0 million to $21.6 million for the nine months ended March 31, 2016 from a tax benefit of $13.4 million for the nine months ended March 31, 2015. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases. As a result of our stock-based compensation related to the CII common and preferred units and certain transaction costs not being deductible for income tax purposes, our effective tax rate was higher than the statutory rate.

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income taxes to our actual provision for income taxes:

	For the nine months ended March 31,
	2016	2015
	(in millions)
Expected benefit at the statutory rate	$(8.2)	$(60.9)
Increase/(decrease) due to:
Non-deductible stock-based compensation	22.6	51.0
State income taxes benefit, net of federal benefit	(0.7)	(8.3)
Transactions costs not deductible for tax purposes	1.1	0.6
Foreign tax rate differential	0.8	0.7
Other, net	6.0	3.5
Provision/(benefit) for income taxes	$21.6	$(13.4)

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

Reconciliations from segment and consolidated Adjusted EBITDA to net (loss)/earnings from operations are as follows:

	For the three months ended March 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$103.9	$89.2	$30.2	$18.2	$1.3	$—	$242.8
Interest expense	(25.2)	(17.1)	(11.0)	(0.1)	—	(4.3)	(57.7)
Depreciation and amortization expense	(61.5)	(35.6)	(26.6)	(13.0)	(0.5)	—	(137.2)
Transaction costs	(1.3)	(1.6)	(0.7)	(10.6)	—	—	(14.2)
Stock-based compensation	(13.1)	(15.2)	(5.0)	(0.1)	(0.1)	—	(33.5)
Unrealized foreign currency loss on intercompany loans	—	0.3	—	—	—	(11.4)	(11.1)
Non-cash loss on investments	(0.7)	—	0.1	—	—	—	(0.6)
(Loss)/income from operations before income taxes	$2.1	$20.0	$(13.0)	$(5.6)	$0.7	$(15.7)	$(11.5)

	For the nine months ended March 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$299.6	$267.8	$87.6	$18.2	$3.9	$—	$677.1
Interest expense	(75.4)	(51.8)	(30.1)	(0.1)	—	(5.3)	(162.7)
Depreciation and amortization expense	(174.4)	(103.1)	(76.1)	(13.0)	(1.4)	—	(368.0)
Transaction costs	(2.4)	(3.6)	(0.9)	(10.6)	—	—	(17.5)
Stock-based compensation	(48.1)	(55.8)	(18.3)	(0.1)	(0.2)	—	(122.5)
Unrealized foreign currency gain/(loss) on intercompany loans	0.1	0.4	—	—	—	(29.4)	(28.9)
Non-cash loss on investments	(1.1)	—	(0.1)	—	—	—	(1.2)
(Loss)/income from operations before income taxes	$(1.7)	$53.9	$(37.9)	$(5.6)	$2.3	$(34.7)	$(23.7)

	For the three months ended March 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$92.5	$85.7	$19.5	$—	$1.3	$—	$199.0
Interest expense	(31.8)	(20.6)	(8.3)	—	—	—	(60.7)
Depreciation and amortization expense	(53.3)	(33.4)	(12.9)	—	(0.5)	—	(100.1)
Transaction costs	(0.3)	—	(1.2)	—	—	—	(1.5)
Stock-based compensation	(18.7)	(18.5)	(3.5)	—	—	—	(40.7)
Loss on extinguishment of debt	(31.3)	(22.8)	(0.8)	—	—	—	(54.9)
Unrealized foreign currency loss on intercompany loans	—	0.1	—	—	—	(13.3)	(13.2)
(Loss)/income from operations before income taxes	$(42.9)	$(9.5)	$(7.2)	$—	$0.8	$(13.3)	$(72.1)

	For the nine months ended March 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$267.3	$254.4	$46.2	$—	$3.8	$—	$571.7
Interest expense	(89.7)	(58.1)	(13.2)	—	—	—	(161.0)
Depreciation and amortization expense	(165.1)	(101.6)	(24.9)	—	(1.4)	—	(293.0)
Transaction costs	(1.8)	(0.6)	(1.6)	—	—	(2.2)	(6.2)
Stock-based compensation	(79.9)	(68.7)	(9.9)	—	0.7	—	(157.8)
Loss on extinguishment of debt	(48.7)	(35.7)	(1.4)	—	—	—	(85.8)
Unrealized foreign currency loss on intercompany loans	—	(0.1)	—	—	—	(41.1)	(41.2)
Non-cash loss on investments	(0.5)	—	—	—	—	—	(0.5)
(Loss)/income from operations before income taxes	$(118.4)	$(10.4)	$(4.8)	$—	$3.1	$(43.3)	$(173.8)

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

As of March 31, 2016, we had $215.2 million in cash and cash equivalents and a working capital surplus of $25.4 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Additionally, as of March 31, 2016, we had $442.1 million available under our Revolver, subject to certain conditions.

Our capital expenditures increased by $141.8 million, or 38%, during the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, to $516.7 million from $374.9 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

As part of our corporate strategy, we continue to be regularly involved in discussions regarding potential acquisitions of companies and assets, some of which may be quite large. We expect to fund such acquisitions with cash from operations, debt issuances (including available borrowings under our $450.0 million Revolver, equity offerings, and available cash on hand. We regularly assess our projected capital requirements to fund future growth in our business, repay our debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may refinance existing debt, issue new debt or equity securities through the capital markets, or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

On January 15, 2016, we acquired 100% of the equity interest in Allstream for cash consideration of CAD $422.9 million (or $297.6 million), subject to certain post-closing adjustments. The consideration paid is net of CAD $42.1 million (or $29.6 million) of working capital and other liabilities assumed by us in the acquisition. The acquisition was funded with an incremental borrowing under our Term Loan Facility.

On January 15, 2016, ZGL entered into an Incremental Amendment to the Credit Agreement. Under the terms of the amendment, the Term Loan Facility was increased by $400.0 million, and the additional amounts bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0%. No other terms of the Credit Agreement were amended.

On April 14, 2016, the Issuers completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes.  The net proceeds from the offering plus cash on hand (i) will be used to redeem the Issuers’ remaining $325.6 million 2020 Secured Notes, including the required make-whole premium and accrued interest, and (ii) were used to repay approximately $196 million of borrowings under our secured Term Loan Facility. Following the April 2016 Notes Offering, $900 million aggregate principal amount of 2025 Unsecured Notes is outstanding.

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

The following table sets forth components of our cash flow for the nine months ended March 31, 2016 and 2015.

	March 31, 2016
	2016	2015
	(in millions)
Net cash provided by operating activities	$537.8	$410.4
Net cash used in investing activities	$(933.7)	$(1,232.2)
Net cash provided by financing activities	$302.4	$800.9

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $127.4 million, or 31%, to $537.8 million from $410.4 million during the nine months ended March 31, 2016 and 2015, respectively. Net cash flows from operating activities during the nine months ended March 31, 2016 include our net loss of $45.3 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $368.0 million, stock-based compensation expense of $122.5 million, foreign currency loss on intercompany loans of $28.9 million, non-cash interest expense of $9.1 million and deferred income taxes of $14.3 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $145.4 million, partially offset by amortization of deferred revenue of $66.6 million, and an excess tax benefit from stock-based compensation of $7.9 million.  Cash flow during the period was decreased by the net change in working capital components of $34.9 million.  The $34.9 million cash outflow associated with the change in working capital components was primarily driven by a working capital deficit acquired as a result of the Allstream acquisition, mainly due to timing of payments and the related accounts payable amounts.

Net cash flows from operating activities during the nine months ended March 31, 2015 represents our net loss of $160.4 million, plus the add back to our net loss of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $293.0 million, stock-based compensation expense of $157.8 million, foreign currency loss on intercompany loans of $41.2 million and non-cash interest expense of $16.3 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $123.6 million, less amortization of deferred revenue of $52.9 million. Cash flow during the period was reduced by the net change in working capital components of $75.7 million. The $75.7 million cash outflow associated with the change in working capital components was primarily driven by $176.9 million in interest payments made during the period and $12.7 million in income tax payments.

The increase in net cash flows from operating activities during the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015 is primarily a result of additional earnings and synergies realized from our Fiscal 2016 and 2015 acquisitions, and a $31.9 million decrease in cash paid for interest, net of capitalized interest and organic growth.

Cash Flows used in Investing Activities

We used cash in investing activities of $933.7 million and $1,232.2 million during the nine months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2016, our principal uses of cash for investing activities were $516.7 million in additions to property and equipment, $297.6 million acquisition of Allstream and $102.7 million related to our Viatel acquisition.

During the nine months ended March 31, 2015, our principal uses of cash for investing activities were $374.9 million in additions to property and equipment, and $857.2 million in net cash paid for Fiscal 2015 acquisitions.

Cash Flows provided by Financing Activities

Our net cash provided by financing activities was $302.4 million and $800.9 million during the nine months ended March 31, 2016 and 2015, respectively.

Our cash flows provided by financing activities during the nine months ended March 31, 2016 were primarily comprised of $395.2 million in proceeds from our Incremental Amendment to the Term Loan Facility and $7.9 million excess tax benefit from stock-based compensation, offset by $81.1 million in common stock repurchases, $13.4 million in principal payments on long-term debt, $3.3 million in principal payments on capital lease obligations and $2.9 million in payment of debt issuance costs.

During the nine months ended March 31, 2015, our cash flows provided by financing activities were $1,437.3 million from debt proceeds, and $387.2 million in equity contributions, offset by $939.8 million of principal payments on debt, the related $62.6 million of early redemption fees on debt extinguished and $18.8 million in debt issuance costs.

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

As of March 31, 2016, we had outstanding $350.0 million 2025 Unsecured Notes, $1,430.0 million 2023 Unsecured Notes and $325.6 million 2020 Unsecured Notes (collectively, the “Notes”), a balance of $2,033.4 million on our Term Loan Facility, and $38.3 million of capital lease obligations. As of March 31, 2016, we had $442.1 million available for borrowing under our Revolver, subject to certain conditions.

On April 14, 2016, the Issuers closed the private offering of $550 million of 2025 Unsecured Notes, which was an additional issuance of the 2025 Unsecured Notes. Upon completion of that offering, $900 million aggregate principal amount of 2025 Unsecured Notes is outstanding. The net proceeds of the offering plus cash on hand (i) were used to repay approximately $196 million of borrowings under the Term Loan Facility, and (ii) will be used to redeem the approximately $326 million of remaining Unsecured 2020 Notes, including the required make-whole premium and accrued interest.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,107.9 million as of March 31, 2016. Our 2025 Unsecured Notes, 2023 Unsecured Notes and 2020 Unsecured Notes accrue interest at fixed rates of 6.375%, 6.00% and 10.125%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of March 31, 2016, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.9% and 3.4%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by only 0.6% or $12.2 million, which is limited as a result of the applicable interest rate as of March 31, 2016 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $20.3 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreements, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in

LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $6.1 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2016, our foreign activities accounted for 30% and 18% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk; a 1% increase in foreign exchange rates would change consolidated revenue by approximately $1.4 million and $2.2 million for the three and nine months ended March 31, 2016, respectively. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of our recent European expansion related to our acquisitions of Geo Networks Limited and Neo Telecoms as well as our recently closed acquisitions of Viatel and Allstream our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

We do not have any material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Controls over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management  has implemented changes in the accounting and technology areas as a result of the first-year implementation of our Sarbanes Oxley compliance program. Such changes have included but are not limited to formalizing existing and establishing new internal controls, implementation of technology solutions, and hiring additional accounting and technology personnel.

Management believes the changes that have been implemented and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods as we continue the process of the first-year Sarbanes Oxley compliance program implementation.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2016.

Other than the additional and/or amended risk factors below, there have been no material changes in our risk factors from those disclosed in our Annual Report.

Our international operations are subject to the laws and regulations of the U.S. and many foreign countries, including the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and the U.K. Bribery Act.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act and the U.K. Bribery Act of 2010, and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. Actual or alleged violations of these laws could lead to enforcement actions and financial penalties that could result in substantial costs.

The U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. We have created and implemented a program for compliance with anti-bribery laws. Because our anti-bribery internal control policies and procedures have been recently implemented, we may have increased exposure to reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our international operations expose us to currency risk.

We conduct a portion of our business using the British Pound Sterling, the Canadian Dollar and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the Euro in recent periods.  Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be materially affected.

Certain of our services are subject to regulation that could change or otherwise impact us in an adverse manner.

Communications services are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe, Canada and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”) and France’s Autorité de Régulation des Communications Electroniques et des Postes (“ARCEP”).  In addition, in the United States, both the Federal Communications Commission (“FCC”) and the state public utility commissions or similar regulatory authorities (the “State PUCs”) typically require us to file periodic reports, pay various regulatory fees and assessments, and to comply with their regulations. Similarly, in Canda, we are subject to the rules and oversight of the Canadian Radio-television and Telecommunications Commission (“CRTC”) as well as the laws and regulations of other federal and provincial bodies. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, ARCEP, CRTC and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee obligations. Changes in current regulation may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees to which we are subject, or have other adverse effects on our future operations in the United States, Canada and Europe.

If we are unable to renew collective bargaining agreements on satisfactory terms, or we experience strikes, work stoppages or labor unrest, our business could suffer.

Certain of the employees that we acquired in our Allstream acquisition are covered by collective bargaining agreements. There can be no assurance that such agreements will be renewed on terms favorable to us. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would affect our profit margins. Further, changes in governmental regulations relating to labor relations, or otherwise in our relationship with our employees, including our unionized employees, may result in strikes, lockouts or other work stoppages, any of which could have an adverse effect on our business, results of operations and financial condition.

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2015 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2016.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding our repurchases of our common stock during Fiscal 2016 through the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Millions)
October 1 - October 31, 2015	370,770	$25.35	—	$ 500.0
November 1 - November 30, 2015	—	23.82	249,861	494.1
December 1 - December 31, 2015	—	23.93	105,696	491.5
January 1 – January 31, 2016	—	23.94	190,795	486.9
February 1 – February 29, 2016	—	22.90	2,556,998	428.3
March 1, - March 31, 2016	—	—	—	428.3
Total	370,770	23.07	3,103,350	$ 428.3

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: May 5, 2016	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 5, 2016	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer