Form 10-Q
period 2016-09-30
Zayo Group Holdings, Inc.
filed 2016-11-09
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of November 4, 2016, was 243,119,508 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30,	June 30,
	2016	2016
Assets
Current assets
Cash and cash equivalents	$193.0	$170.7
Trade receivables, net of allowance of $8.0 and $7.5 as of September 30, 2016 and June 30, 2016, respectively	148.4	148.4
Prepaid expenses	62.7	68.8
Other assets	7.3	9.2
Total current assets	411.4	397.1
Property and equipment, net	4,169.1	4,079.5
Intangible assets, net	921.3	934.9
Goodwill	1,210.6	1,214.5
Deferred income taxes, net	7.0	7.0
Other assets	114.6	94.5
Total assets	$6,834.0	$6,727.5
Liabilities and stockholders' equity
Current liabilities
Accounts payable	56.1	97.0
Accrued liabilities	255.4	225.7
Accrued interest	64.6	28.6
Capital lease obligations, current	5.9	5.8
Deferred revenue, current	126.8	129.4
Total current liabilities	508.8	486.5
Long-term debt, non-current	4,088.1	4,085.3
Capital lease obligation, non-current	46.0	44.9
Deferred revenue, non-current	823.1	793.3
Deferred income taxes, net	44.9	41.3
Other long-term liabilities	67.2	57.0
Total liabilities	5,578.1	5,508.3
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 243,119,508 and 242,649,498 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	0.2	0.2
Additional paid-in capital	1,803.6	1,777.6
Accumulated other comprehensive income	1.2	4.5
Accumulated deficit	(549.1)	(563.1)
Total stockholders' equity	1,255.9	1,219.2
Total liabilities and stockholders' equity	$6,834.0	$6,727.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three Months Ended September 30,
	2016	2015
Revenue	$504.9	$366.8
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	173.8	113.0
Selling, general and administrative expenses (including stock-based compensation—Note 8)	105.6	84.6
Depreciation and amortization	138.5	117.1
Total operating costs and expenses	417.9	314.7
Operating income	87.0	52.1
Other expenses
Interest expense	(53.3)	(53.8)
Foreign currency loss on intercompany loans	(11.2)	(10.7)
Other expense, net	(0.2)	(0.1)
Total other expenses, net	(64.7)	(64.6)
Income/(loss) from operations before income taxes	22.3	(12.5)
Provision for income taxes	6.6	2.7
Net income/(loss)	$15.7	$(15.2)
Weighted-average shares used to compute net income/(loss) per share:
Basic	242.6	243.0
Diluted	244.0	243.0
Net income/(loss) per share:
Basic	$0.06	$(0.06)
Diluted	$0.06	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2016	2015
Net income/(loss)	$15.7	$(15.2)
Foreign currency translation adjustments	(2.1)	(4.0)
Defined benefit pension plan adjustments	(1.2)	—
Comprehensive income/(loss)	$12.4	$(19.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2016

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2016	242,649,498	$0.2	$1,777.6	$4.5	$(563.1)	$1,219.2
Stock-based compensation	470,010	—	24.3	—	—	24.3
Cumulative effect adjustment resulting from adoption of ASU 2016-09 (Note 1)	—	—	1.7	—	(1.7)	—
Foreign currency translation adjustment	—	—	—	(2.1)	—	(2.1)
Defined benefit pension plan adjustments	—	—	—	(1.2)	—	(1.2)
Net income	—	—	—	—	15.7	15.7
Balance at September 30, 2016	243,119,508	$0.2	$1,803.6	$1.2	$(549.1)	$1,255.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income/(loss)	$15.7	$(15.2)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	138.5	117.1
Non-cash interest expense	2.6	3.5
Stock-based compensation	32.0	46.1
Amortization of deferred revenue	(27.5)	(20.4)
Additions to deferred revenue	40.9	49.7
Foreign currency loss on intercompany loans	11.2	10.7
Excess tax benefit from stock-based compensation	—	(7.9)
Deferred income taxes	4.8	2.0
Provision for bad debts	0.9	0.6
Non-cash loss on investments	0.3	0.2
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(1.9)	(5.6)
Accounts payable and accrued liabilities	5.6	24.5
Other assets and liabilities	9.7	(10.1)
Net cash provided by operating activities	232.8	195.2
Cash flows from investing activities
Purchases of property and equipment	(208.3)	(159.2)
Other	1.5	(0.3)
Net cash used in investing activities	(206.8)	(159.5)
Cash flows from financing activities
Principal payments on long-term debt	—	(4.1)
Principal payments on capital lease obligations	(1.0)	(1.2)
Payment of debt issue costs	(0.7)	—
Excess tax benefit from stock-based compensation	—	7.9
Net cash (used in)/provided by financing activities	(1.7)	2.6
Net cash flows	24.3	38.3
Effect of changes in foreign exchange rates on cash	(2.0)	(1.2)
Net increase in cash and cash equivalents	22.3	37.1
Cash and cash equivalents, beginning of year	170.7	308.6
Cash and cash equivalents, end of period	$193.0	$345.7
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$13.2	$29.3
Cash paid for income taxes	1.9	4.7
Non-cash purchases of equipment through capital leasing	3.3	5.3
Increase in accounts payable and accrued expenses for purchases of property and equipment	11.4	11.0

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. Certain amounts in the prior period financial statements have been condensed to conform to the current period presentation and had no impact on reported net income or losses. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2016 as “Fiscal 2016” and the fiscal year ending June 30, 2017 as “Fiscal 2017.”

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss per share for the three months ended September 30, 2015 as the Company incurred a loss from operations in that period and the effect of inclusion would have been anti-dilutive.

The effect of 1.4 million incremental shares attributable to the release of Part A and Part B units upon vesting (treasury method) were included in the computation of diluted income per share for the three months ended September 30, 2016.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Accounting Policies

Upon early adoption of ASU 2016-09 (as described below), the Company elected to change its accounting policy to account for forfeitures as they occur versus estimating forfeitures. The Company recognizes all stock-based awards to employees and independent directors based on their grant-date fair values, with no estimated forfeiture consideration. The Company recognizes the fair value of outstanding awards as a charge to operations over the vesting period.

There have been no other changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2016.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, "Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments." The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017, with early adoption permitted. The Company does not plan to early adopt, nor does it expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company early-adopted ASU 2016-09 effective July 1, 2016. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits have been applied prospectively and prior periods have not been adjusted. The Company did not have any excess tax benefits for the three months ended September 30, 2016.  In addition, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $1.7 million as of July 1, 2016. Amendments related to minimum statutory tax withholding requirements and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes have been adopted prospectively and did not have a material impact on the condensed consolidated financial statements.

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

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates. The Company has not completed any transactions accounted for as a business combination during the three months ended September 30, 2016.

Acquisitions Completed During Fiscal 2016

Clearview

On April 1, 2016, the Company acquired 100% of the equity interest in Clearview International, LLC (“Clearview”), a Texas based colocation and cloud infrastructure services provider for cash consideration of $18.3 million, subject to certain post-closing adjustments. $1.7 million of the purchase consideration is currently held in

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a set of hybrid cloud infrastructure services that complement the Company’s global cloud capabilities.

Allstream

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) from Manitoba Telecom Services Inc. (“MTS”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of CAD $42.1 million (or $29.6 million) of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Term Loan Proceeds (as defined in Note 5 – Long-Term Debt). CAD $4.2 million (or $3.2 million) is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

The acquisition added more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

As part of the Allstream acquisition, MTS agreed to retain Allstream’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream and also agreed to reimburse Allstream for certain solvency funding payments related to the pension obligations of active Allstream employees as of January 15, 2016.  MTS will transfer assets from Allstream’s former defined benefit pension plans related to pre-closing service obligations for active employees to a new Allstream defined benefit pension plans created by the Company, subject to regulatory approval. In addition, if the pre-closing benefit obligation for the January 15, 2016 active employees exceeds the fair value of assets transferred to the new Allstream pension plans, MTS agreed to fund the funding deficiency at the later of the asset transfer date or the date at which it is determined that no further solvency deficit exists. Any required funding of the pension benefit obligation subsequent to January 15, 2016, will be the responsibility of the Company. The amount of the funding deficiency was not material to the financial statements as of September 30, 2016.

Also as part of the Allstream acquisition, the Company assumed the liabilities related to Allstream’s other non-pension unfunded post retirement benefits plans. The liability assumed on January 15, 2016 was approximately CAD $12.8 million (or $8.3 million). The balance of this liability as of September 30, 2016 was approximately CAD $13.0 million (or $9.9 million). This liability is currently included in “Other long-term liabilities” on the consolidated balance sheet.

Viatel

On December 31, 2015, the Company completed the acquisition of a 100% interest in Viatel Infrastructure Europe Ltd., Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively, “Viatel”) for cash consideration of €92.9 million (or $101.2 million), net of cash acquired. The acquisition was funded with cash on hand. The acquisition was considered a stock purchase for tax purposes. During the three months ended September 30, 2016, the Company received a refund of the purchase price from escrow of  €1.3 million (or $1.5 million). The refund is reflected as a cash inflow from investing activities on the condensed consolidated statement of cash flows for the three months ended September 30, 2016 within the Other caption.

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

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Clearview, Allstream, Viatel and Dallas Data Center. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2016 acquisitions:

	Clearview	Allstream	Viatel	Dallas Data Center
Acquisition date	April 1, 2016	January 15, 2016	December 31, 2015	December 31, 2015
	(in millions)
Cash	$—	$2.9	$3.5	$—
Other current assets	0.6	102.2	12.0	—
Property and equipment	15.4	262.3	162.3	14.8
Deferred tax assets, net	0.2	2.4	—	—
Intangibles	9.8	64.5	—	1.8
Goodwill	3.9	—	13.0	—
Other assets	0.2	4.5	2.1	—
Total assets acquired	30.1	438.8	192.9	16.6
Current liabilities	1.1	64.6	17.6	—
Deferred revenue	0.4	46.2	57.8	—
Deferred tax liability, net	—	—	5.7	—
Other liabilities	10.3	27.5	7.1	—
Total liabilities assumed	11.8	138.3	88.2	—
Net assets acquired	18.3	300.5	104.7	16.6
Less cash acquired	—	(2.9)	(3.5)	—
Net consideration paid	$18.3	$297.6	$101.2	$16.6

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

In the Company’s acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $3.0 million and nil for the three months ended September 30, 2016 and 2015, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

(3) GOODWILL

The Company’s goodwill balance was $1,210.6 million and $1,214.5 million as of September 30, 2016 and June 30, 2016, respectively.

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

The following reflects the changes in the carrying amount of goodwill during the three months ended September 30, 2016:

Product Group	As of June 30, 2016	Foreign Currency Translation and Other	As of September 30, 2016
	(in millions)
Dark Fiber	$295.1	$(2.6)	$292.5
Waves	258.3	(1.2)	257.1
Sonet	51.3	—	51.3
Ethernet	104.3	—	104.3
IP	87.5	—	87.5
MIG	73.6	—	73.6
zColo	268.8	—	268.8
Cloud	60.0	—	60.0
Other	15.6	(0.1)	15.5
Total	$1,214.5	$(3.9)	$1,210.6

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of September 30, 2016 and June 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
September 30, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,149.0	$(247.3)	$901.7
Trade names	0.2	(0.2)	—
Underlying rights	1.6	(0.3)	1.3
Total	1,150.8	(247.8)	903.0
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.8	—	14.8
Total	$1,169.1	$(247.8)	$921.3
June 30, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,143.6	$(228.8)	$914.8
Trade names	0.2	(0.2)	—
Underlying rights	1.6	(0.3)	1.3
Total	1,145.4	(229.3)	916.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.3	—	15.3
Total	$1,164.2	$(229.3)	$934.9

(5) LONG-TERM DEBT

As of September 30, 2016 and June 30, 2016, long-term debt was as follows:

	September 30,	June 30,
	2016	2016
	(in millions)
Term Loan Facility due 2021	$1,837.4	$1,837.4
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	900.0	900.0
Total debt obligations	4,167.4	4,167.4
Unamortized discount on Term Loan Facility	(18.0)	(19.0)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	6.1	6.3
Unamortized discount on 6.375% Senior Unsecured Notes due 2025	(15.3)	(15.6)
Unamortized debt issuance costs	(52.1)	(53.8)
Carrying value of debt	$4,088.1	$4,085.3

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three months ended September 30, 2016 or 2015).

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

On January 15, 2016, ZGL and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the Term Loan Facility was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Term Loan Proceeds”). The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Term Loan Proceeds were used to fund the Allstream acquisition (see Note 2 – Acquisitions) and for general corporate purposes.

On July 22, 2016, ZGL and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Amendment, the Incremental Term Loan was repriced to bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.75% and 3.9% at September 30, 2016 and June 30, 2016, respectively. Interest rates on the Revolver as of September 30, 2016 and June 30, 2016 were approximately 3.6% and 3.4%, respectively.

As of September 30, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.9 million as of September 30, 2016, leaving $442.1 million available under the Revolver.

6.00% Senior Unsecured Notes Due 2023 and 6.375% Senior Unsecured Notes due 2025

On April 14, 2016, ZGL and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes (the “New 2025 Notes”). The New 2025 Notes were an additional issuance of the existing 6.375% senior unsecured notes due in 2025 (the “2025 Unsecured Notes”) and were priced at 97.1%. The issue discount of $15.9 million of the New 2025 Notes is being accreted to interest expense over the term of the New 2025 Notes using the effective interest method. The net proceeds from the offering plus cash on hand (i) were used to redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020, including the required $20.3 million make-whole premium and accrued interest, and (ii) were used to repay $196.0 million of borrowings under its secured Term Loan Facility. Per the terms of the Credit Agreement, the $196.0 million prepayment on the Term Loan Facility relieves the Company of its obligation to make quarterly principal payments on the Term Loan Facility until the cumulative amount of such relieved payments exceeds $196.0 million. The Company recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility accounted for as an extinguishment during the fourth quarter of Fiscal 2016. Following the offering of the New 2025 Notes, $900.0 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt covenants

The indentures (the “Indentures”) governing the 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”) and the 2025 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of ZGL and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of the ZGL’s restricted subsidiaries to pay dividends or make other payments to ZGL, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

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

The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2016.

Guarantees

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of ZGL’s current and future domestic restricted subsidiaries. The Notes were co-issued with Zayo Capital, which does not have independent assets or operations.

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $90.1 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $11.4 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the fourth quarter of Fiscal 2016.

The balance of debt issuance costs as of September 30, 2016 and June 30, 2016 was $52.1 million and $53.8 million, net of accumulated amortization of $38.0 million and $35.8 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $2.2 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively.

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

Changes in the fair value of interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $2.3 million and $3.0 million are included in “Other long term liabilities” in the Company’s condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively. During the three months ended September 30, 2016 and 2015, $(0.7) million and $0.4 million was recorded as a (decrease)/increase in interest expense for the change in fair value of the interest rate swaps.

(6) INCOME TAXES

The Company’s effective tax rates on pre-tax income/(loss) for the three months ended September 30, 2016 and September 30, 2015 was 29.8% and 21.6%, respectively.

The interim period effective tax rate is derived from anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period they occur.

The interim effective tax rate for the three months ended September 30, 2016 was positively impacted by the United Kingdom (“UK”) tax rate decrease (described further below) as well as non-US tax expense not recognized due to full valuation allowances recorded on certain foreign entities. The effective tax continues to be negatively impacted by stock-based compensation expense related to the common units of Communications Infrastructure Investments, LLC (“CII”), which is not deductible for income tax purposes. The interim effective tax rate was further negatively impacted by an excess of GAAP stock compensation expense for the current quarter, related to the Company’s Restricted Stock Unit plan, over what is deductible for income tax purposes.

In the UK, the main rate of corporation tax was reduced during the current quarter from 18% to 17%, applicable from April 1, 2020. The Company, in accordance with ASC 740-270-25, is recording the effect of this tax rate change on its deferred tax assets and liabilities as a discrete item in the current interim period. The impact of the change in the UK tax rate in the three months ended September 30, 2016 was a reduction in the Company’s tax effective tax rate of 7.4%.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) EQUITY

During the three months ended September 30, 2016, the Company recorded a $24.3 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 –Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Included in:
Operating costs	$3.3	$6.7
Selling, general and administrative expenses	28.7	39.4
Total stock-based compensation expense	$32.0	$46.1

CII common units	$4.2	$19.5
Part A restricted stock units	21.3	10.0
Part B restricted stock units	6.2	16.4
Part C restricted stock units	0.3	0.2
Total stock-based compensation expense	$32.0	$46.1

CII Common Units

During the three months ended September 30, 2016 and 2015, the Company recognized $4.2 million and $19.5 million, respectively, of stock-based compensation expense related to vesting of CII common and preferred units. As of September 30, 2016, the unrecognized compensation associated with the Company component of unvested CII common units was $5.9 million.

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

During the three months ended September 30, 2016 and 2015, the Company recognized $21.3 million and $10.0 million, respectively, of compensation expense associated with the vested portion of the Part A awards. The September 2016 and June 2016 quarterly awards were recorded as liabilities totaling $3.3 million and $2.0 million, as of September 30, 2016 and June 30, 2016, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At September 30, 2016, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $29.7 million.

The following table summarizes the Company’s Part A RSU activity for the three months ended September 30, 2016:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	2,169,901	$26.04	7.9
Granted	788,471	29.01
Vested	(419,217)	28.62
Forfeited	(126,280)	n/a
Outstanding at September 30, 2016	2,412,875	$26.56	8.0

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s Part B RSU activity for the three months ended September 30, 2016:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	860,936	$29.50	6.2
Granted	200,425	47.00
Vested	(202,696)	25.26
Forfeited	(200,920)	n/a
Outstanding at September 30, 2016	657,745	$36.12	5.9

The table below reflects the total Part B RSUs granted during Fiscal 2017 and 2016, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into shares of the Company’s common stock, and the grant date fair value per Part B RSU:

During the three months ended
September 30, 2016
Part B RSUs granted	200,425
Maximum eligible shares of the Company's common stock	1,030,185
Grant date fair value per Part B RSU	$47.00

	During the three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Part B RSUs granted	312,516	284,773	282,074	272,813
Maximum eligible shares of the Company's common stock	1,606,332	1,463,733	1,449,860	1,426,812
Grant date fair value per Part B RSU	$37.03	$25.12	$25.26	$17.83
Units converted to Company's common stock at vesting date	n/a	n/a	n/a	40,182

The Company recognized stock-based compensation expense of $6.2 million and $16.4 million related to Part B awards for the three months ended September 30, 2016 and 2015, respectively.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $14.4 million at September 30, 2016.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and vest at the end of each quarter for which the grant was made.  During the three months ended September 30, 2016, the Company’s independent directors were granted 10,611 Part C RSUs. Part C RSUs vest in the same quarter that they are issued. During the three months ended September 30, 2016 and 2015 the Company recognized $0.3 million and $0.2 million, respectively, of compensation expense associated with the Part C RSUs.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at September 30, 2016 and June 30, 2016 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized discount, and was $2,320.8 million and $2,320.7 million as of September 30, 2016 and June 30, 2016, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of September 30, 2016 and June 30, 2016 was estimated to be $2,460.0 million and $2,338.1 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,819.4 million and $1,818.4 million as of September 30, 2016 and June 30, 2016, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $18.4 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $(0.7) million and $0.4 million were recorded as a (decrease)/increase to interest expense during the three months ended September 30, 2016 and 2015, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $3.9 million.

As of September 30, 2016 and June 30, 2016, there was no balance outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	September 30, 2016	June 30, 2016
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$2.3	$3.0

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At September 30, 2016, the Company was contractually committed for $296.0 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

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

(11) RELATED PARTY TRANSACTIONS

In May 2016, CII sold Onvoy, LLC and its subsidiaries (“OVS”) to an entity that has a material ownership interest in the Company. The Company continues to have ongoing contractual relationships with OVS, whereby the Company provides OVS and its subsidiaries with bandwidth capacity and OVS provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions the Company recorded with OVS for the periods presented:

	Three Months Ended September 30,
	2016	2015
	(in millions)
Revenues	$1.6	$1.7
Operating costs	$0.1	$0.1

As of September 30, 2016 and June 30, 2016, the Company had no outstanding balances due from OVS.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three months ended September 30, 2016 and 2015 the Company reimbursed Mr. Caruso $0.2 million and $0.1 million, respectively, for his business use of the aircraft.

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

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. The Company’s services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. The Company’s data centers also support a large component of the Company’s networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years

Zayo Canada. The Zayo Canada segment is comprised of the recently acquired business of Allstream (see Note 2 – Acquisitions). The services provided by this segment include legacy dark fiber, network connectivity, cloud and colocation infrastructure, voice, unified communications, managed security services and small and medium businesses (“SMB”) of Allstream.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified communications is the integration of real-time communication services such as telephony (including IP telephony), instant messaging and video conferencing with non-

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

real-time communication services, such as integrated voicemail and e-mail.  Unified communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Managed security services provide proactive services and solutions designed to enable organizations to operate in an environment of constantly evolving threats from organized cyber-crime. The service provides real-time threat analysis and correlation of information security threats, response and mitigations services, secure access to the internet and the cloud, information risk and compliance services, and management of the IT security envelope.  Zayo Canada provides services to over 26,000 customers in the SMB market while leveraging its extensive network and product offerings. These include IP, internet, voice, IP trunking, cloud private branch exchange, collaboration services and unified communications.

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

The Company defines Segment Adjusted EBITDA as earnings/(loss) from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, and non-cash income/(loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

	As of and for the three months ended September 30, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$148.4	$175.6	$64.1	$112.2	$4.6	$—	$504.9
Segment Adjusted EBITDA	108.2	91.6	32.2	27.5	1.1	—	260.6
Total assets	3,237.8	1,898.1	1,090.5	475.7	32.3	99.6	6,834.0
Capital expenditures	128.1	48.9	28.0	3.3	—	—	208.3

	As of and for the three months ended September 30, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$135.0	$167.0	$58.3	$—	$6.5	$—	$366.8
Segment Adjusted EBITDA	96.6	88.7	28.4	—	1.7	—	215.4
Total assets	2,862.9	1,825.5	1,022.1	—	36.3	419.1	6,165.9
Capital expenditures	93.5	46.7	19.0	—	—	—	159.2

	As of June 30, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$3,155.0	$1,901.8	$1,069.4	$477.6	$33.4	$90.3	$6,727.5

Reconciliation from Total Segment Adjusted EBITDA to income/(loss) from operations before taxes:

	For the three months ended September 30,
	2016	2015
	(in millions)
Total Segment Adjusted EBITDA	$260.6	$215.4
Interest expense	(53.3)	(53.8)
Depreciation and amortization expense	(138.5)	(117.1)
Transaction costs	(3.0)	—
Stock-based compensation	(32.0)	(46.1)
Foreign currency loss on intercompany loans	(11.2)	(10.7)
Non-cash loss on investments	(0.3)	(0.2)
Income/(loss) from operations before income taxes	$22.3	$(12.5)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13) SUBSEQUENT EVENTS

On October 3, 2016, the Company entered into a Membership Interest Purchase Agreement to acquire a data center in Santa Clara, California for $12.8 million.  The data centers, located at 5101 Lafayette Street in Santa Clara added approximately 14,000 square feet of colocation space.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group Holdings, Inc. (“we” or “us”), with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K (our “Annual Report”) filed with the SEC on August 26, 2016 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2016, included in our Annual Report.

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period over period changes and percentages reported throughout this Item 2.

Overview

We are a large and fast growing provider of bandwidth infrastructure in the United States, Europe and Canada. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented data center facilities. Our fiber networks and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of September 30, 2016, we had $7.3 billion in revenue under contract with a weighted average remaining contract term of approximately 50 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and stockholders.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “ZAYO”. Our primary operating subsidiary is Zayo Group, LLC, a Delaware limited liability company (“ZGL”), and we are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2017 as “Fiscal 2017” and the fiscal year ended June 30, 2016 as “Fiscal 2016.”

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of September 30, 2016, we have five reportable segments as described below:

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

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 38 acquisitions through September 30, 2016.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Clearview

On April 1, 2016, we acquired 100% of the equity interest in Clearview International, LLC, a Texas based colocation and cloud infrastructure services provider, for cash consideration of $18.3 million.  The acquisition was funded with cash on hand.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a set of hybrid cloud infrastructure services that complement our global cloud capabilities.

The results of the acquired Clearview business are included in our operating results beginning April 1, 2016.

Allstream

On January 15, 2016, we acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of CAD $42.1 million (or $29.6 million) of working capital and other liabilities assumed by us in the acquisition. The acquisition was funded with an incremental borrowing under our Term Loan Facility (as defined below).

The acquisition added more than 18,000 route miles to our fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

The operating results of the acquired Allstream business are included in our operating results beginning January 15, 2016.

Viatel

On December 31, 2015, we acquired 100% of the interest in Viatel Infrastructure Europe Ltd, Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively “Viatel”) for cash consideration of €92.9 million (or $101.2 million), net of cash acquired. The acquisition was funded with cash on hand.

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

Dallas Data Center

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand.

The operating results of the acquired Dallas Data Center business are included in our results beginning January 1, 2016.

Substantial Indebtedness

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require us to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three months ended September 30, 2016 or 2015).

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

On January 15, 2016, ZGL and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the Term Loan Facility was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0% (the “Term Loan Proceeds”). The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Term Loan Proceeds were used to fund the Allstream acquisition (see Note 2 – Acquisitions) and for general corporate purposes.

On July 22, 2016, ZGL and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Amendment, the Incremental Term Loan was repriced to bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.75% and 3.9% at September 30, 2016 and June 30, 2016, respectively. Interest rates on the Revolver as of September 30, 2016 and June 30, 2016 were approximately 3.6% and 3.4%, respectively.

As of September 30, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.9 million as of September 30, 2016, leaving $442.1 million available under the Revolver.

6.375% Senior Unsecured Notes due 2025

On April 14, 2016, ZGL and Zayo Capital closed a private offering (the “Additional 2025 Notes Offering”) of an additional $550.0 million of the 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”) priced at 97.1%, resulting in aggregate gross proceeds for the Additional 2025 Unsecured Notes of $534.1 million.  The issue discount of $15.9 million on the Additional 2025 Notes Offering is being accreted to interest expense over the term of the 2025 Unsecured Notes using the effective interest method. Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025. The net proceeds of the Additional 2025 Notes Offering plus cash on hand were used to (i) repay approximately $196.0 million of borrowings under the Term Loan Facility, and (ii) redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020, including the required make-whole premium and accrued interest.  Per the terms of the Credit Agreement, the $196.0 million prepayment on the Term Loan Facility relieves the Company of its obligation to make quarterly principal payments on the Term Loan Facility until the cumulative amount of such relieved payments exceeds $196.0 million.  As a result of the redemption, we recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility during the fourth quarter of Fiscal 2016.

Capital Expenditures

During the three months ended September 30, 2016 and 2015, we invested $208.3 million and $159.2 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2016.

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

Given the size and amount of acquisitions we have completed, we have estimated the revenue growth rate associated with our organic activity in each period reported. Our estimated organic growth rate is calculated as if acquisitions closed during the periods presented were closed on the first day of the earliest period presented within this Quarterly Report. In calculating this pro-forma growth figure we add the revenue recorded by the  acquired companies’

(including estimated purchase accounting adjustments) for the reporting periods prior to the date of inclusion in our results of operations, and then calculating the growth rate between the two reported periods.    The estimated pro-forma revenue growth rates  are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated on the first day of the earliest period presented.  As we conduct operations outside of the United States of America and have historically acquired companies with functional currencies other than the United States Dollar (“USD”), the estimated pro-forma revenue growth rates may not adequately reflect operational performance as a result of changes in foreign currency exchange rates.

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the USD – principally the Pound Sterling (“GBP”) and Canadian Dollar (“CAD”) and to a lesser extent the Euro and Swiss Franc (“CHF”). Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

	For the three months ended September 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$148.4	$135.0	$13.4	10%
Network Connectivity	175.6	167.0	8.6	5%
Colocation and Cloud Infrastructure	64.1	58.3	5.8	10%
Zayo Canada	112.2	—	112.2	*
Other	4.6	6.5	(1.9)	(29)%
Consolidated	$504.9	$366.8	$138.1	38%

* not meaningful

Our total revenue increased by $138.1 million, or 38%, to $504.9 million for the three months ended September 30, 2016, from $366.8 million for the three months ended September 30, 2015. The increase in revenue was driven by our Fiscal 2016 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma revenue growth was approximately 2.5%. Our estimated pro-forma growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals offset by the impact of the strengthening of the USD.  The average exchange rate between the USD strengthened against the GBP by 15.3% and the exchange rates between the USD and Euro and USD and CAD weakened by 0.3% during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.   Normalizing our estimated pro-forma revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have increased between the three months ended September 30, 2016 and September 30, 2015 by an additional $4.4 million for a total period-over-period pro-forma revenue growth of 3.4%.

Additional underlying revenue drivers included:

•

Bookings increased period over period to $8.2 million  from $6.4 million in combined MRR and MAR. The total contract value associated with bookings, for the three months ended September 30, 2016 was approximately $562.1 million.

•	During the three months ended September 30, 2016 and 2015, we recognized net installs of $2.1 million and $2.2 million, respectively.
•	Monthly churn percentage remained consistent at 1.1% for the three months ended September 30, 2016 and 2015.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $13.4 million, or 10%, to $148.4 million from $135.0 million for the three months ended September 30, 2016 and 2015, respectively.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure products also contributed to the segment’s growth. Bookings of MRR and MAR for the three months ended September 30, 2016 were $2.5 million (with a total contract value of approximately $421.8 million), an increase from the $2.0 million in bookings for the same period in the prior year. Gross installs remained consistent at $1.9 million for the three months ended September 30, 2016 and 2015. The monthly churn percentage remained consistent between the two periods at 0.6% for the three months ended September 30, 2016 and 2015, with total churn processed of $0.8 million for the three months ended September 30, 2016 and 2015.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $8.6 million, or 5%, to $175.6 million from $167.0 million for the three months ended September 30, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s Waves SPG, driven by customer demand and increased effectiveness in marketing these products, including price concessions that were proactively offered in exchange for customer contract extensions in Fiscal 2016. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR increased to $3.6 million from $3.4 million between the two comparative periods, with a total contract value of approximately $105.3 million for the three months ended September 30, 2016. Gross installs were $3.4 million for the three months ended September 30, 2016 and 2015. The monthly churn percentage increased from 1.4% for the three months ended September 30, 2015 to 1.6% for the three months ended September 30, 2016, with a total churn processed of $2.8 million for the three months ended September 30, 2016 compared to $2.3 million for the three months ended September 30, 2015.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $5.8 million, or 10%, to $64.1 million from $58.3 million for the three months ended September 30, 2016 and 2015, respectively. The increase was a result of both acquisition related and organic growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR increased to $1.1 million from $0.9 million between the two comparative periods, with a total contract value of approximately $34.7 million for the three months ended September 30, 2016. Gross installs were $1.1 million for the three months ended September 30, 2016, compared to $0.7 million in the prior year. The monthly churn percentage decreased from 1.1% for the three months ended September 30, 2015 to 1.0% for the three months ended September 30, 2016, resulting in total churn processed of $0.6 million for the three months ended September 30, 2016 and 2015.

Other.   Revenue from our Other segment decreased by $1.9 million, or 29%, to $4.6 million from $6.5 million, for the three months ended September 30, 2016 and 2015, respectively. The drop in revenue from the Other segment was primarily driven by fewer equipment sales. The Other segment represented approximately 1% of our total revenue during the three months ended September 30, 2016.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended September 30,
	2016		2015
	(in millions)
Monthly recurring revenue	$451.8	90%	$332.3	91%
Amortization of deferred revenue	27.5	5%	20.4	5%
Usage revenue	17.7	3%	6.1	2%
Other revenue	7.9	2%	8.0	2%
Total Revenue	$504.9	100%	$366.8	100%

Operating Costs and Expenses

	For the three months ended September 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$117.0	$111.6	$5.4	5%
Network Connectivity	134.9	133.7	1.2	1%
Colocation and Cloud Infrastructure	62.0	64.2	(2.2)	(3)%
Zayo Canada	99.9	—	99.9	*
Other	4.1	5.2	(1.1)	(21)%
Consolidated	$417.9	$314.7	$103.2	33%

* not meaningful

Our operating costs increased by $103.2 million, or 33%, to $417.9 million for the three months ended September 30, 2016 from $314.7 million for the three months ended September 30, 2015. The increase in consolidated operating costs was primarily due to a $21.4 million increase in depreciation and amortization and other increased costs as a result of our Fiscal 2016 acquisitions and organic growth of our network, offset by a $14.1 million decrease in stock-based compensation.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs increased by $5.4 million, or 5%, to $117.0 million for the three months ended September 30, 2016 from $111.6 million for the three months ended September 30, 2015. The increase in operating costs and expenses was primarily a result of a $9.2 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network, offset by a $5.5 million decrease in stock-based compensation.

Network Connectivity.    Network Connectivity operating costs increased by $1.2 million, or 1%, to $134.9 million for the three months ended September 30, 2016 from $133.7 million for the three months ended September 30, 2015. The increase in operating costs and expenses was primarily a result of a $3.2 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network, offset by a $7.8 million decrease in stock-based compensation.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs decreased by $2.2 million, or 3%, to $62.0 million for the three months ended September 30, 2016 from $64.2 million for the three months ended September 30, 2015. The decrease in operating costs and expenses was primarily a result of a $2.7 million decrease in stock-based compensation, offset by a $1.5 million increase in depreciation and amortization expense.

Other. Other operating costs decreased to $4.1 million for the three months ended September 30, 2016, as compared to $5.2 million for the three months ended September 30, 2015. The decrease was directly attributed to a decrease in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2016 and 2015.

	For the three months ended September 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Netex	$93.3	$50.6	$42.7	84%
Compensation and benefits expenses	63.9	39.6	24.3	61%
Network operations expense	56.0	39.6	16.4	41%
Other expenses	31.2	21.7	9.5	44%
Transaction costs	3.0	—	3.0	*
Stock-based compensation	32.0	46.1	(14.1)	(31)%
Depreciation and Amortization	138.5	117.1	21.4	18%
Total operating costs and expenses	$417.9	$314.7	$103.2	33%

* not meaningful

Netex.    Our Netex increased by $42.7 million, or 84%, to $93.3 million for the three months ended September 30, 2016 from $50.6 million for the three months ended September 30, 2015. The increase in Netex was primarily due to increased facility costs related to the colocation acquisitions completed in Fiscal 2016, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $24.3 million, or 61%, to $63.9 million for the three months ended September 30, 2016 from $39.6 million for the three months ended September 30, 2015.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2017 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2016, and was partially offset by a decrease in bonus expense.

Headcount as of the end of the respective periods was:

	September 30,	September 30,
	2016	2015
Dark Fiber Solutions	796	787
Network Connectivity	763	722
Colocation and Cloud Infrastructure	379	331
Zayo Canada	1,162	—
Other	26	27
Total	3,126	1,867

Network Operations Expenses.    Network operations expenses increased by $16.4 million, or 41%, to $56.0 million for the three months ended September 30, 2016 from $39.6 million for the three months ended September 30, 2015. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 31% to 114,492 miles at September 30, 2016 from 87,273 miles at September 30, 2015.

Other Expenses.    Other expenses increased by $9.5 million, or 44%, to $31.2 million for the three months ended September 30, 2016, from $21.7 million for the three months ended September 30, 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 acquisitions.

Transaction Costs.    We recognized $3.0 million in transaction costs during the three months ended September 30, 2016  associated with our Fiscal 2016 acquisitions. We did not incur transaction costs during the three months ended September 30, 2015.

Stock-Based Compensation.    Stock-based compensation expense decreased by $14.1 million, or 31%, to $32.0 million for the three months ended September 30, 2016 from $46.1 million for the three months ended September 30, 2015.  The decrease in stock-based compensation expense was primarily driven by certain tranches of the Company’s pre-IPO common unit grants becoming fully vested prior to the three months ended September 30, 2016.  This decrease was partially offset by  an increase in the number of post-IPO RSU grants vesting during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased by $21.4 million, or 18%, to $138.5 million for the three months ended September 30, 2016 from $117.1 million for the three months ended September 30, 2015.  The increase was primarily a result of depreciation related to increased capital expenditures and increased amortization expense associated with our Fiscal 2016 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2016 and 2015, respectively.

	For the three months ended September 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Interest expense	$(53.3)	$(53.8)	$0.5	1%
Foreign currency loss on intercompany loans	(11.2)	(10.7)	(0.5)	(5)%
Other expense, net	(0.2)	(0.1)	(0.1)	*
Total other expenses, net	$(64.7)	$(64.6)	$(0.1)	*

* not meaningful

Interest expense.   Interest expense decreased by $0.5 million, or 1%, to $53.3 million from $53.8 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily a result of changes in the fair value of our interest rate swaps, and reduced interest rates on our outstanding indebtedness as a result of our Fiscal 2016 debt transactions, partially offset by an increase in indebtedness from the comparative period.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans increased $0.5 million, or 5%, to an $11.2 million loss for the three months ended September 30, 2016, from a loss of $10.7 million for the three months ended September 30, 2015.  This non-cash loss was driven by the strengthening of the USD against the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

The Company’s effective tax rates on pre-tax income/(loss) for the three months ended September 30, 2016 and September 30, 2015 was 29.8% and 21.6%, respectively.

The interim period effective tax rate is derived from anticipated pre-tax book income or loss for the full fiscal year adjusted for anticipated items that are deductible/non- deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period they occur.

The interim effective tax rate for the three months ended September 30, 2016 was positively impacted by the United Kingdom (“UK”) tax rate decrease (described further below) as well as non-US tax expense not recognized due to full valuation allowances recorded on certain foreign entities. The effective tax continues to be negatively impacted by stock-based compensation expense related to the common units of Communications Infrastructure

Investments, LLC, which is not deductible for income tax purposes. The interim effective tax rate was further negatively impacted by an excess of GAAP stock compensation expense for the current quarter, related to the Company’s Restricted Stock Unit plan, over what is deductible for income tax purposes.

In the UK, the main rate of corporation tax was reduced during the current quarter from 18% to 17%, applicable from April 1, 2020. The Company, in accordance with ASC 740-270-25, is recording the effect of this tax rate change on its deferred tax assets and liabilities as a discrete item in the current interim period. The impact of the change in the UK tax rate in the three months ended September 30, 2016 was a reduction in the Company’s tax effective tax rate of 7.4%.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) from operations are as follows:

	For the three months ended September 30, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$108.2	$91.6	$32.2	$27.5	$1.1	$—	$260.6
Interest expense	(22.6)	(16.1)	(11.3)	(1.7)	—	(1.6)	(53.3)
Provision for income taxes	—	—	—	—	—	(6.6)	(6.6)
Depreciation and amortization expense	(64.7)	(37.0)	(25.7)	(10.5)	(0.6)	—	(138.5)
Transaction costs	(0.1)	(0.1)	—	(2.8)	—	—	(3.0)
Stock-based compensation	(12.0)	(13.7)	(4.3)	(1.8)	(0.2)	—	(32.0)
Foreign currency gain/(loss) on intercompany loans	0.1	0.1	—	(0.2)	—	(11.2)	(11.2)
Non-cash loss on investments	(0.1)	—	—	—	—	(0.2)	(0.3)
Net income/(loss)	$8.8	$24.8	$(9.1)	$10.5	$0.3	$(19.6)	$15.7

	For the three months ended September 30, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$96.6	$88.7	$28.4	$—	$1.7	$—	$215.4
Interest expense	(25.5)	(17.5)	(10.0)	—	—	(0.8)	(53.8)
Provision for income taxes	—	—	—	—	—	(2.7)	(2.7)
Depreciation and amortization expense	(55.6)	(33.9)	(27.1)	—	(0.5)	—	(117.1)
Stock-based compensation	(17.6)	(21.5)	(7.0)	—	—	—	(46.1)
Foreign currency gain/(loss) on intercompany loans	—	0.1	—	—	—	(10.8)	(10.7)
Non-cash loss on investments	(0.2)	—	—	—	—	—	(0.2)
Net income/(loss)	$(2.3)	$15.9	$(15.7)	$—	$1.2	$(14.3)	$(15.2)

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

As of September 30, 2016, we had $193.0 million in cash and cash equivalents and a working capital deficit of $97.4 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we had a working capital deficit at September 30, 2016, a substantial portion of the deficit is a result of a current deferred revenue balance of $126.8 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the September 30, 2016 current deferred revenue balance. Additionally, as of September 30, 2016, we had $442.1 million available under our Revolver, subject to certain conditions.

Our capital expenditures increased by $49.1 million, or 31%, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, to $208.3 million from $159.2 million, respectively. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
	(in millions)
Net cash provided by operating activities	$232.8	$195.2
Net cash used in investing activities	$(206.8)	$(159.5)
Net cash (used in)/provided by financing activities	$(1.7)	$2.6

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $37.6 million, or 19%, to $232.8 million from $195.2 million during the three months ended September 30, 2016 and 2015, respectively. Net cash flows from operating activities during the three months ended September 30, 2016 include our net income of $15.7 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $138.5 million, stock-based compensation expense of $32.0 million, foreign currency loss on intercompany loans of $11.2 million, non-cash interest expense of $2.6 million and deferred income taxes of $4.8 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $40.9 million, partially offset by amortization of deferred revenue of $27.5 million.  Cash flow during the period was increased by the net change in working capital components of $13.4 million.

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

The increase in net cash flows from operating activities during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily a result of additional earnings and synergies realized from our Fiscal 2016 acquisitions, and a $16.1 million decrease in cash paid for interest, net of capitalized interest and organic growth.

Cash Flows used in Investing Activities

We used cash in investing activities of $206.8 million and $159.5 million during the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016, our uses of cash for investing activities were primarily related to additions to property and equipment.

During the three months ended September 30, 2015, our principal uses of cash for investing activities were primarily $159.2 million in additions to property and equipment.

Cash Flows (used in)/provided by Financing Activities

Our net cash (used in)/provided by financing activities was $(1.7) million and $2.6 million during the three months ended September 30, 2016 and 2015, respectively.

Our cash flows used in financing activities during the three months ended September 30, 2016 were primarily comprised of  $1.0 million in principal payments on capital lease obligations and a $0.7 million payment of debt issuance costs.

During the three months ended September 30, 2015, our cash flows provided by financing activities were primarily comprised of a $7.9 million excess tax benefit from stock-based compensation offset by $4.1 million in principal payments on long-term debt and $1.2 million in principal payments on capital lease obligations.

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

As of September 30, 2016, we had outstanding $1,430.0 million 2023 Unsecured Notes and $900.0 million 2025 Unsecured Notes (collectively, the “Notes”), a balance of $1,837.4 million on our Term Loan Facility, and $51.9 million of capital lease obligations. As of September 30, 2016, we had $442.1 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,460.0 million as of September 30, 2016. Our 2023 Unsecured Notes and 2025 Unsecured Notes accrue interest at fixed rates of 6.00% and 6.375%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of September 30, 2016, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.75% and 3.6%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by 0.8% or $15.5 million, which is limited as a result of the applicable interest rate as of September 30, 2016 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase the Company’s annual interest expense by approximately $18.4 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreements, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $3.9 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2016, our foreign activities accounted for 31% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A 1% increase in foreign exchange rates would change consolidated revenue by approximately $1.6 million for the three months ended September 30, 2016. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of our European expansion related to our acquisitions of Geo Networks Limited and Neo Telecoms as well as our recently closed acquisitions of Viatel and Allstream our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

We do not have any material commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has established and maintained disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of not completing the remediation of material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, our disclosure controls and procedures were not effective as of September 30, 2016.

As previously disclosed in our Annual Report for the year ended June 30, 2016, the evaluation of the effectiveness of our internal control over financial reporting determined that the Company’s internal control over financial reporting was not effective as of June 30, 2016 because of the material weaknesses described below.  The material weaknesses were caused by the Company not having a sufficient number of employees that were adequately trained with respect to COSO 2013 Framework, and the Company not conducting timely monitoring activities to determine the effective operation of control activities within the information technology organization and revenue recognition with respect to collectability criterion.

The control deficiencies resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended June 30, 2016.  These control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded in Item 9A of our Annual Report for the year ended June 30, 2016 that the deficiencies represent material weaknesses in our internal control over financial reporting as of June 30, 2016.

Management’s Remediation Plan

Management is committed to remediating the control deficiencies and has been actively engaged in developing remediation plans to address the above control deficiencies.  Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. During the quarter ended September 30, 2016, the Company has taken the following actions to address the material weaknesses in internal controls over financial reporting:

•	redesigned user and developer access controls to restrict IT and financial users’ access privileges to IT applications commensurate with their assigned responsibilities.
•

developed a monitoring process designed to actively monitor program changes and user access activities to ensure that program changes and user access were appropriate and that any deficiencies were investigated and remediated.

•

designed an enhanced set of internal controls around revenue recognition collectability criterion. Specifically, management documented expectations, criteria for investigation, and the level of precision used in the performance of the review control, and how outliers were addressed.

•	Management started conducting additional training regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.

Management has started to perform certain of the additional controls described above during the quarter; however, because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.  Our remediation of the material weaknesses in our internal control over financial reporting is ongoing, however, we expect that the remediation of these material weaknesses will be completed by June 30, 2017.

 Further, we are also in process of hiring additional personnel to assist with remediation efforts and internal control execution, as well as providing additional training for existing personnel.

Changes in Internal Controls over Financial Reporting

Other than the actions taken as described above under “Management’s Remediation Plan” there were no changes in the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We continue to implement the remediation plan outlined above to remediate the material weaknesses identified as part of our annual controls assessment.

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2016 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2016.

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

10.2*+	2014 Stock Incentive plan (as amended on August 23, 2016).
10.3*+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards).
10.4*+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part B Awards).
10.5*+	Employment Agreement, dated as of July 27, 2016, by and between Zayo Group, LLC and John F. Waters, Jr.
10.6*+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (One-time Sign-On RSUs for John F. Waters, Jr.).
31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+Management contract and/or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: November 8, 2016	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 8, 2016	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer