Form 10-Q
period 2016-12-31
Zayo Group Holdings, Inc.
filed 2017-02-09
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of February 7, 2017, was 244,115,095 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	December 31, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$144.0	$170.7
Trade receivables, net of allowance of $8.6 and $7.5 as of December 31, 2016 and June 30, 2016, respectively	156.7	148.4
Prepaid expenses	52.9	68.8
Other assets	8.6	9.2
Total current assets	362.2	397.1
Property and equipment, net	4,286.5	4,079.5
Intangible assets, net	902.7	934.9
Goodwill	1,196.9	1,214.5
Deferred income taxes, net	7.0	7.0
Other assets	112.4	94.5
Total assets	$6,867.7	$6,727.5
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$39.9	$97.0
Accrued liabilities	260.0	225.7
Accrued interest	28.8	28.6
Capital lease obligations, current	7.8	5.8
Deferred revenue, current	121.1	129.4
Total current liabilities	457.6	486.5
Long-term debt, non-current	4,091.3	4,085.3
Capital lease obligation, non-current	76.6	44.9
Deferred revenue, non-current	849.4	793.3
Deferred income taxes, net	39.2	41.3
Other long-term liabilities	66.1	57.0
Total liabilities	5,580.2	5,508.3
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 244,115,095 and 242,649,498 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	0.2	0.2
Additional paid-in capital	1,839.5	1,777.6
Accumulated other comprehensive (loss)/income	(22.9)	4.5
Accumulated deficit	(529.3)	(563.1)
Total stockholders' equity	1,287.5	1,219.2
Total liabilities and stockholders' equity	$6,867.7	$6,727.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue	$506.7	$369.6	$1,011.6	$736.4
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	179.9	112.2	353.7	225.2
Selling, general and administrative expenses (including stock-based compensation—Note 8)	104.7	85.0	210.3	169.6
Depreciation and amortization	131.4	113.7	269.9	230.8
Total operating costs and expenses	416.0	310.9	833.9	625.6
Operating income	90.7	58.7	177.7	110.8
Other expenses
Interest expense	(53.7)	(51.2)	(107.0)	(105.0)
Foreign currency loss on intercompany loans	(17.4)	(7.1)	(28.6)	(17.8)
Other income/(expense), net	0.4	(0.1)	0.2	(0.2)
Total other expenses, net	(70.7)	(58.4)	(135.4)	(123.0)
Income/(loss) from operations before income taxes	20.0	0.3	42.3	(12.2)
Provision for income taxes	0.2	11.1	6.8	13.8
Net income/(loss)	$19.8	$(10.8)	$35.5	$(26.0)
Weighted-average shares used to compute net income/(loss) per share:
Basic	243.1	244.8	242.9	243.9
Diluted	245.6	244.8	244.9	243.9
Net income/(loss) per share:
Basic	$0.08	$(0.04)	$0.15	$(0.11)
Diluted	$0.08	$(0.04)	$0.14	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income/(loss)	$19.8	$(10.8)	$35.5	$(26.0)
Foreign currency translation adjustments	(24.1)	(7.7)	(26.2)	(11.7)
Defined benefit pension plan adjustments	—	—	(1.2)	—
Comprehensive (loss)/income	$(4.3)	$(18.5)	$8.1	$(37.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2016

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2016	242,649,498	$0.2	$1,777.6	$4.5	$(563.1)	$1,219.2
Stock-based compensation	1,465,597	—	60.2	—	—	60.2
Cumulative effect adjustment resulting from adoption of ASU 2016-09 (Note 1)	—	—	1.7	—	(1.7)	—
Foreign currency translation adjustment	—	—	—	(26.2)	—	(26.2)
Defined benefit pension plan adjustments	—	—	—	(1.2)	—	(1.2)
Net income	—	—	—	—	35.5	35.5
Balance at December 31, 2016	244,115,095	$0.2	$1,839.5	$(22.9)	$(529.3)	$1,287.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income/(loss)	$35.5	$(26.0)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	269.9	230.8
Non-cash interest expense	5.1	6.6
Stock-based compensation	66.5	89.0
Amortization of deferred revenue	(55.6)	(41.9)
Additions to deferred revenue	84.3	86.6
Foreign currency loss on intercompany loans	28.6	17.8
Excess tax benefit from stock-based compensation	—	(7.9)
Deferred income taxes	(0.5)	8.3
Provision for bad debts	1.4	2.5
Non-cash loss on investments	0.5	0.6
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(16.5)	15.3
Accounts payable and accrued liabilities	(33.0)	(26.0)
Other assets and liabilities	16.3	(14.3)
Net cash provided by operating activities	402.5	341.4
Cash flows from investing activities
Purchases of property and equipment	(421.9)	(331.6)
Cash paid for acquisitions, net of cash acquired	(1.3)	(117.7)
Other	1.5	(0.3)
Net cash used in investing activities	(421.7)	(449.6)
Cash flows from financing activities
Principal payments on long-term debt	—	(8.3)
Principal payments on capital lease obligations	(2.0)	(2.2)
Payment of debt issue costs	(0.7)	—
Common stock repurchases	—	(17.9)
Excess tax benefit from stock-based compensation	—	7.9
Other	—	(0.4)
Net cash used in financing activities	(2.7)	(20.9)
Net cash flows	(21.9)	(129.1)
Effect of changes in foreign exchange rates on cash	(4.8)	(3.3)
Net increase in cash and cash equivalents	(26.7)	(132.4)
Cash and cash equivalents, beginning of year	170.7	308.6
Cash and cash equivalents, end of period	$144.0	$176.2
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$97.3	$112.5
Cash paid for income taxes	$6.0	$6.7
Non-cash purchases of equipment through capital leasing	$37.9	$5.8
Increase in accounts payable and accrued expenses for purchases of property and equipment	$22.7	$25.5

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2016 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. Certain amounts in the prior period financial statements have been condensed to conform to the current period presentation and had no impact on reported net income or losses. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2016 as “Fiscal 2016” and the fiscal year ending June 30, 2017 as “Fiscal 2017.”

Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.   Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented. No such items were included in the computation of diluted loss per share for the three and six months ended December 31, 2015 as the Company incurred a loss from operations in that period and the effect of inclusion would have been anti-dilutive.

The effect of 2.1 million and 2.0 million incremental shares attributable to the release of Part A and Part B units upon vesting (treasury method) were included in the computation of diluted income per share for the three and six months ended December 31, 2016, respectively.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant Accounting Policies

Upon early adoption of ASU 2016-09 (as described below), the Company elected to change its accounting policy to account for forfeitures as they occur versus estimating forfeitures. The Company recognizes all stock-based awards to employees and independent directors based on their grant-date fair values, with no consideration for future forfeitures. The Company recognizes the fair value of outstanding awards as a charge to operations over the vesting period.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new standard provides guidance for evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions for which the acquisition date occurs before the issuance date or effective date, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company has elected to early adopt the standard as of January 1, 2017 and will apply the provisions of this standard for acquistions consummated subsequent to that date.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments." The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017, with early adoption permitted. The Company does not plan to early adopt, nor does it expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company early-adopted ASU 2016-09 effective July 1, 2016. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits have been applied prospectively and prior periods have not been adjusted. The Company had $4.3 million of excess tax benefits for the six months ended December 31, 2016.  In addition, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $1.7 million as of July 1, 2016. Amendments related to minimum statutory tax withholding requirements and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes have been adopted prospectively and did not have a material impact on the condensed consolidated financial statements.

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

(2) ACQUISITIONS

Since inception, the Company has consummated 39 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquisitions Completed During Fiscal 2017

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $12.8 million. The net purchase consideration, which was valued using a discounted flow method, will be made in ten quarterly payments of $1.3 million beginning in the December 2016 quarter. As of December 31, 2016, the remaining cash consideration to be paid was $11.5 million. The acquisition was considered an asset purchase for tax purposes.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three megawatts (MW) of critical power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to Zayo’s long haul dark fiber routes between San Francisco and Los Angeles.

Acquisitions Completed During Fiscal 2016

Clearview

On April 1, 2016, the Company acquired 100% of the equity interest in Clearview International, LLC (“Clearview”), a Texas based colocation and cloud infrastructure services provider for cash consideration of $18.3 million, subject to certain post-closing adjustments. $1.1 million of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

The acquisition consisted of two Texas data centers. The data centers, located at 6606 LBJ Freeway in Dallas, Texas and 700 Austin Avenue in Waco, Texas, added approximately 30,000 square feet of colocation space, as well as a set of hybrid cloud infrastructure services that complement the Company’s global cloud capabilities.

Allstream

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) from Manitoba Telecom Services Inc. (“MTS”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of $29.6 million of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Term Loan Proceeds (as defined in Note 5 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

The acquisition added more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

As part of the Allstream acquisition, MTS agreed to retain Allstream’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream and also agreed to reimburse Allstream for certain solvency funding payments related to the pension obligations of active Allstream employees as of January 15, 2016.  MTS will transfer assets from Allstream’s former defined benefit pension plans related to pre-closing service obligations for active employees to new Allstream defined benefit pension plans created by the Company, subject to regulatory approval. In addition, if the pre-closing benefit obligation for the January 15, 2016 active employees exceeds the fair value of assets transferred to the new Allstream pension plans, MTS agreed to fund the funding deficiency at the later of the asset transfer date or the date at which it is determined that no further solvency deficit exists. Any required funding of the pension benefit obligation subsequent to January 15, 2016, will be the responsibility of the Company. The amount of the funding deficiency was not material to the financial statements as of December 31, 2016.

Also as part of the Allstream acquisition, the Company assumed the liabilities related to Allstream’s other non-pension unfunded post-retirement benefits plans. The liability assumed on January 15, 2016 was approximately $8.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

million. The balance of this liability as of December 31, 2016 was approximately $12.9 million. This liability is currently included in “Other long-term liabilities” on the consolidated balance sheet.

Viatel

On December 31, 2015, the Company completed the acquisition of a 100% interest in Viatel Infrastructure Europe Ltd., Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively, “Viatel”) for cash consideration of €92.9 million (or $101.2 million), net of cash acquired. The acquisition was funded with cash on hand. The acquisition was considered a stock purchase for tax purposes. During the six months ended December 31, 2016, the Company received a refund of the purchase price from escrow of $1.5 million. The refund is reflected as a cash inflow from investing activities on the condensed consolidated statement of cash flows for the six months ended December 31, 2016 within the Other caption.

Dallas Data Center Acquisition (“Dallas Data Center”)

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of December 31, 2016, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, deferred revenue and resulting deferred taxes related to its acquisitions of Clearview and the Santa Clara Data Center. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2017 acquisitions:

Santa Clara Data Center
Acquisition date	October 3, 2016
(in millions)
Property and equipment	$35.1
Intangibles	2.8
Total assets acquired	37.9
Capital lease obligations	26.6
Total liabilities assumed	26.6
Total purchase consideration	$11.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2016 acquisitions:

	Clearview	Allstream	Viatel	Dallas Data Center
Acquisition date	April 1, 2016	January 15, 2016	December 31, 2015	December 31, 2015
	(in millions)
Cash	$—	$2.9	$3.5	$—
Other current assets	0.6	95.6	7.3	—
Property and equipment	15.4	266.3	174.0	12.2
Deferred tax assets, net	0.2	3.8	—	—
Intangibles	9.8	64.5	—	4.4
Goodwill	3.8	—	9.5	—
Other assets	0.3	4.5	2.0	—
Total assets acquired	30.1	437.6	196.3	16.6
Current liabilities	1.1	63.2	18.8	—
Deferred revenue	0.4	46.9	58.5	—
Deferred tax liability, net	—	—	8.6	—
Other liabilities	10.3	27.0	5.7	—
Total liabilities assumed	11.8	137.1	91.6	—
Net assets acquired	18.3	300.5	104.7	16.6
Less cash acquired	—	(2.9)	(3.5)	—
Net consideration paid	$18.3	$297.6	$101.2	$16.6

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with such acquisitions or disposals. The Company incurred transaction costs of $6.2 million and $9.2 million for the three and six months ended December 31, 2016, respectively, and $3.3 million for the three and six months ended December 31, 2015. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pro-forma Financial Information

                The pro forma results presented below include the effects of the Company’s Fiscal 2017 and 2016 acquisitions as if the acquisitions occurred on July 1, 2015. The pro forma net loss for the periods ended December 31, 2017 and 2016 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2017 and 2016 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2015.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in millions)
Revenue	$506.7	$496.0	$1,013.0	$990.2
Net income/(loss)	$19.8	$(9.9)	$35.9	$(24.2)

(3) GOODWILL

The Company’s goodwill balance was $1,196.9 million and $1,214.5 million as of December 31, 2016 and June 30, 2016, respectively.

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

The following reflects the changes in the carrying amount of goodwill during the six months ended December 31, 2016:

Product Group	As of June 30, 2016	Adjustments to Fiscal 2016 Acquisitions	Foreign Currency Translation and Other	As of December 31, 2016
	(in millions)
Dark Fiber	$295.1	$1.7	$(9.6)	$287.2
Waves	258.3	(2.7)	(3.3)	252.3
Sonet	51.3	—	(0.1)	51.2
Ethernet	104.3	(0.5)	(0.2)	103.6
IP	87.5	—	(0.4)	87.1
MIG	73.6	—	—	73.6
zColo	268.8	(2.0)	(0.2)	266.6
Cloud	60.0	(0.1)	—	59.9
Other	15.6	—	(0.2)	15.4
Total	$1,214.5	$(3.6)	$(14.0)	$1,196.9

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2016 and June 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
December 31, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,148.8	$(264.9)	$883.9
Underlying rights	1.6	(0.4)	1.2
Total	1,150.4	(265.3)	885.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.1	—	14.1
Total	$1,168.0	$(265.3)	$902.7
June 30, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,143.6	$(228.8)	$914.8
Trade names	0.2	(0.2)	—
Underlying rights	1.6	(0.3)	1.3
Total	1,145.4	(229.3)	916.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.3	—	15.3
Total	$1,164.2	$(229.3)	$934.9

(5) LONG-TERM DEBT

As of December 31, 2016 and June 30, 2016, long-term debt was as follows:

	December 31,	June 30,
	2016	2016
	(in millions)
Term Loan Facility due 2021	$1,837.4	$1,837.4
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	900.0	900.0
Total debt obligations	4,167.4	4,167.4
Unamortized discount on Term Loan Facility	(17.1)	(19.0)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	5.9	6.3
Unamortized discount on 6.375% Senior Unsecured Notes due 2025	(15.0)	(15.6)
Unamortized debt issuance costs	(49.9)	(53.8)
Carrying value of debt	$4,091.3	$4,085.3

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the three or six months ended December 31, 2016 or 2015).

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

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.75% and 3.9% at December 31, 2016 and June 30, 2016, respectively. Interest rates on the Revolver as of December 31, 2016 and June 30, 2016 were approximately 3.8% and 3.4%, respectively.

As of December 31, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.3 million as of December 31, 2016, leaving $442.7 million available under the Revolver.

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

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2016.

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

The balance of debt issuance costs as of December 31, 2016 and June 30, 2016 was $49.9 million and $53.8 million, net of accumulated amortization of $40.2 million and $35.8 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $2.2 million and $4.4 million for the three and six months ended December 31, 2016, respectively, and $2.5 million and $5.0 million for the three and six months ended December 31, 2015, respectively.

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

Changes in the fair value of interest rate swaps are recorded in interest expense in the condensed consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of $1.5 million and $3.0 million are included in “Other long term liabilities” in the Company’s condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively. During the three and six months ended December 31, 2016, $0.8 million and $1.5 million, respectively, was recorded as a decrease in interest expense for the change in fair value of the interest rate swaps. During the three and six months ended December 31, 2015, $1.0 million and $0.6 million, respectively, was recorded as a decrease in interest expense for the change in fair value of the interest rate swaps.

(6) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six month periods ended December 31, 2016 and 2015 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(in millions)
Expected expense/(benefit) at the statutory rate	$7.1	$0.1	$14.8	$(4.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	2.4	10.0	4.0	17.4
Excess tax benefit on stock-based compensation	(5.3)	—	(3.6)	—
State income taxes benefit, net of federal benefit	0.8	0.1	1.5	(0.5)
Transactions costs not deductible for tax purposes	0.2	0.5	0.3	0.5
Change in tax rates	—	—	(1.7)	—
Foreign tax rate differential	0.4	0.4	(0.3)	0.3
Foreign entities with valuation allowance	(4.4)	—	(6.7)	—
Other, net	(1.0)	—	(1.5)	0.4
Provision for income taxes	$0.2	$11.1	$6.8	$13.8

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 The interim period effective tax rate is driven from year-to-date and anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period they occur.

The interim effective tax rate for the three and six months ended December 31, 2016 was positively impacted by foreign tax expense not recognized due to full valuation allowances recorded on certain foreign entities. Additionally, the excess tax benefit for the greater allowable deduction for stock-based compensation for tax purposes compared to the book expense related to the Company’s restricted stock unit plans (See Note 8 – Stock-based Compensation)  was recorded as a discrete permanent benefit during the period.

The interim effective tax rate continues to be negatively impacted by stock-based compensation expense related to the common units of Communications Infrastructure Investments, LLC (“CII”). This quarter ended December 31, 2016 is expected to be the final period for stock-based compensation expense associated with the common units of CII.

The Company files income tax returns in various federal, state, and local jurisdictions including the United States, United Kingdom and Canada. In the normal course of business, the company is subject to examination by taxing authorities throughout the world. With few exceptions, the company is no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years before 2012.

(7) EQUITY

During the six months ended December 31, 2016, the Company recorded a $60.2 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 –Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in millions)
Included in:
Operating costs	$3.3	$5.1	$6.6	$11.8
Selling, general and administrative expenses	31.2	37.8	59.9	77.2
Total stock-based compensation expense	$34.5	$42.9	$66.5	$89.0

CII common units	$5.9	$26.4	$10.1	$45.9
Part A restricted stock units	18.8	10.2	40.1	20.2
Part B restricted stock units	9.5	6.0	15.7	22.4
Part C restricted stock units	0.3	0.3	0.6	0.5
Total stock-based compensation expense	$34.5	$42.9	$66.5	$89.0

CII Common Units

During the three and six months ended December 31, 2016, the Company recognized $5.9 million and $10.1 million, respectively, of stock-based compensation expense related to vesting of CII common units. During the three and

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

six months ended December 31, 2015, the Company recognized $26.4 million and $45.9 million, respectively, of stock-based compensation expense related to vesting of CII common units. During the three months ended December 31, 2016, the CII common units became fully vested and as such, there is no unrecognized compensation cost associated with CII common units as of December 31, 2016.

Performance Compensation Incentive Program

During October 2014, the Company adopted the 2014 Performance Compensation Incentive Program (“PCIP”).  The PCIP includes incentive cash compensation and equity (in the form of restricted stock units or “RSUs”).  Grants under the PCIP RSU plans are made quarterly for all participants. The PCIP was effective on October 16, 2014 and will remain in effect for a period of 10 years (or through October 16, 2024) unless it is earlier terminated by the Company’s Board of Directors.

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

During the three and six months ended December 31, 2016, the Company recognized $18.8 million and $40.1 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and six months ended December 31, 2015, the Company recognized $10.2 million and $20.2 million, respectively, of compensation expense associated with the vested portion of the Part A awards. The December 2016 and June 2016 quarterly awards were recorded as liabilities totaling $3.0 million and $2.0 million, as of December 31, 2016 and June 30, 2016, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At December 31, 2016, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $32.6 million.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s Part A RSU activity for the six months ended December 31, 2016:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	2,169,901	$26.04	7.9
Granted	1,432,186	31.57
Vested	(928,128)	26.23
Forfeited	(207,659)	n/a
Outstanding at December 31, 2016	2,466,300	$29.07	7.8

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

The following table summarizes the Company’s Part B RSU activity for the six months ended December 31, 2016:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	860,936	$29.50	6.2
Granted	391,440	60.94
Vested	(416,982)	25.19
Forfeited	(211,398)	n/a
Outstanding at December 31, 2016	623,996	$51.99	5.7

The table below reflects the total Part B RSUs granted during Fiscal 2017 and 2016, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into shares of the Company’s common stock, and the grant date fair value per Part B RSU:

	During the three months ended
	December 31, 2016	September 30, 2016
Part B RSUs granted	191,015	200,425
Maximum eligible shares of the Company's common stock	981,817	1,030,185
Grant date fair value per Part B RSU	$75.56	$47.00

	During the three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Part B RSUs granted	312,516	284,773	282,074	272,813
Maximum eligible shares of the Company's common stock	1,606,332	1,463,733	1,449,860	1,426,812
Grant date fair value per Part B RSU	$37.03	$25.12	$25.26	$17.83
Units converted to Company's common stock at vesting date	n/a	475,446	40,182	—

The Company recognized stock-based compensation expense of $9.5 million and $15.7 million related to Part B awards for the three and six months ended December 31, 2016, respectively, and $6.0 million and $22.4 million for the three and six months ended December 31, 2015, respectively.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $17.7 million at December 31, 2016.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three and six months ended December 31, 2016, the Company’s independent directors were granted 11,230 and 21,841 Part C RSUs, respectively. During the three and six months ended December 31, 2015, the Company’s independent directors were granted 10,874 and 18,826 Part C RSUs, respectively. Part C RSUs vest in the same quarter that they are issued. During the three and six months ended December 31, 2016 the Company recognized $0.3 million and $0.6 million, respectively, of compensation expense associated with the Part C RSUs. During the three and six months ended December 31, 2015, the Company recognized $0.3 million and $0.5 million, respectively, of compensation expense associated with the Part C RSUs.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at December 31, 2016 and June 30, 2016 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized discount, and was $2,320.9 million and $2,320.7 million as of December 31, 2016 and June 30, 2016, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of December 31, 2016 and June 30, 2016 was estimated to be $2,425.5 million and $2,338.1 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,820.3 million and $1,818.4 million as of December 31, 2016 and June 30, 2016, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR (with a LIBOR floor of 1.00%) plus a spread of 2.75%. Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was last amended on May 6, 2015, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $18.4 million.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $0.8 million and $1.5 million were recorded as a decrease to interest expense during the three and six months ended December 31, 2016, respectively, and $1.0 million and $0.6 million were recorded as a decrease to interest expense during the three and six months ended December 31, 2015, respectively.  A hypothetical increase in LIBOR rates of 100 basis points would favorably increase the fair value of the interest rate swaps by approximately $3.2 million.

As of December 31, 2016 and June 30, 2016, there was no balance outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	December 31, 2016	June 30, 2016
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$1.5	$3.0

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At December 31, 2016, the Company was contractually committed for $295.9 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Electric Lightwave Acquisition

On November 29, 2016, the Company entered into an Agreement and Plan of Merger to acquire 100% of the equity interest in Electric Lightwave Parent, Inc. (“Electric Lightwave”) for cash consideration of $1.42 billion, subject to customary working capital and other adjustments.

Electric Lightwave, which provides infrastructure and telecom services primarily in the Western United States, has 8,100 route miles of long haul fiber and 4,000 miles of dense metro fiber, with on-net connectivity to more than 3,100 enterprise buildings and 100 data centers.

The Company expects the Electric Lightwave acquisition to close during the quarter ended March 31, 2017, subject to standard closing conditions and regulatory approval.  The Electric Lightwave acquisition will be funded with proceeds from the Incremental Term Loan and 2027 Unsecured Notes (both defined in Note 13 – Subsequent Events)

Contingencies

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 The following table represents the revenue and expense transactions the Company recorded with OVS for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in millions)
Revenues	$1.5	$1.6	$3.1	$3.3
Operating costs	$0.1	$0.1	$0.2	$0.2

As of December 31, 2016 and June 30, 2016, the Company had $0.1 million and nil outstanding balances due from OVS.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three and six months ended December 31, 2016, the Company reimbursed Mr. Caruso $0.2 million and $0.4 million, respectively, and during the three and six months ended December 31, 2015 reimbursed $0.2 million and $0.3 million, respectively, for his business use of the aircraft.

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

Other. The Other segment is primarily comprised of ZPS. ZPS provides network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication equipment sales.

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

	As of and for the three months ended December 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$150.4	$177.6	$66.7	$107.9	$4.1	$—	$506.7
Segment Adjusted EBITDA	110.5	91.1	33.9	26.9	1.0	—	263.4
Capital expenditures	128.3	48.3	27.4	9.6	—	—	213.6

	As of and for the six months ended December 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$298.8	$353.2	$130.8	$220.1	$8.7	$—	$1,011.6
Segment Adjusted EBITDA	218.7	182.7	66.1	54.4	2.1	—	524.0
Total assets	3,265.2	1,903.4	1,133.7	463.1	31.8	70.5	6,867.7
Capital expenditures	256.4	97.2	55.4	12.9	—	—	421.9

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the three months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$137.7	$168.7	$58.5	$—	$4.7	$—	$369.6
Segment Adjusted EBITDA	99.1	89.9	29.0	—	0.9	—	218.9
Total assets	3,078.3	1,900.7	1,027.2	—	34.4	232.9	6,273.5
Capital expenditures	109.2	48.1	15.1	—	—	—	172.4

	As of and for the six months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$272.7	$335.7	$116.8	$—	$11.2	$—	$736.4
Segment Adjusted EBITDA	195.7	178.6	57.4	—	2.6	—	434.3
Capital expenditures	202.7	94.8	34.1	—	—	—	331.6

	As of June 30, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$3,155.0	$1,901.8	$1,069.4	$477.6	$33.4	$90.3	$6,727.5

Reconciliation from Total Segment Adjusted EBITDA to income/(loss) from operations before taxes:

	For the three months ended December 31,
	2016	2015
	(in millions)
Total Segment Adjusted EBITDA	$263.4	$218.9
Interest expense	(53.7)	(51.2)
Depreciation and amortization expense	(131.4)	(113.7)
Transaction costs	(6.2)	(3.3)
Stock-based compensation	(34.5)	(42.9)
Foreign currency loss on intercompany loans	(17.4)	(7.1)
Non-cash loss on investments	(0.2)	(0.4)
Income from operations before income taxes	$20.0	$0.3

	For the six months ended December 31,
	2016	2015
	(in millions)
Total Segment Adjusted EBITDA	$524.0	$434.3
Interest expense	(107.0)	(105.0)
Depreciation and amortization expense	(269.9)	(230.8)
Transaction costs	(9.2)	(3.3)
Stock-based compensation	(66.5)	(89.0)
Foreign currency loss on intercompany loans	(28.6)	(17.8)
Non-cash loss on investments	(0.5)	(0.6)
Income/(loss) from operations before income taxes	$42.3	$(12.2)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13) SUBSEQUENT EVENTS

On January 19, 2017, the Company entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Company’s Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500 million tranche that bears interest at a rate of LIBOR plus 2.0%, with no minimum LIBOR rate and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the removal of the previous LIBOR floor, and a second $1.35 billion tranche that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, the Company added a new $650.0 million term loan tranche under the Credit Agreement (the “$650 million Term Loan”), which will be available to the Company to borrow in connection with the Company’s announced acquisition of Electric Lightwave. The $650 million Term Loan will be issued at a price of 99.75% and will bear interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. No other terms of the Credit Agreement were amended.

On January 27, 2017, the Company completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due in 2027 (the “2027 Unsecured Notes”).

The net proceeds of the $650 million Term Loan and 2027 Unsecured Notes will be used to fund the consideration to be paid in connection with the Company’s acquisition of Electric Lightwave. Any excess net proceeds will be used for general corporate purposes, which may include repayment of other indebtedness, acquisitions, working capital and capital expenditures. In the event the merger agreement governing the acquisition of Electric Lightwave is terminated or the acquisition is not consummated on or prior to May 29, 2017, the Company will be required to redeem the 2027 Unsecured Notes pursuant to a special mandatory redemption at a redemption price equal to the offering price of the 2027 Unsecured Notes, plus accrued and unpaid interest to, but not including, the redemption date.

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

Amounts presented in this Item 2 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 2.

Overview

We are a large and fast-growing provider of bandwidth infrastructure in the United States, Europe and Canada. Our products and services enable mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud services and other high-bandwidth offerings. We provide our services over a unique set of dense metro, regional, and long-haul fiber networks and through our interconnect-oriented data center facilities. Our fiber networks and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated consumers of bandwidth infrastructure services, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. As of  December 31, 2016, we had $7.4 billion in revenue under contract with a weighted average remaining contract term of approximately 50 months. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and stockholders.

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

Our Segments

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. As of December 31, 2016, we have five reportable segments as described below:

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

Colocation and Cloud Infrastructure. The Colocation and Cloud Infrastructure segment provides data center infrastructure solutions to a broad range of enterprise, carrier, content and cloud customers. Our services within this segment include colocation, interconnection, cloud, hosting and managed services, such as security and remote hands offerings. Solutions range in size from single cabinet and server support to comprehensive international outsourced IT infrastructure environments. Our data centers also support a large component of our networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

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

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 39 acquisitions through December 31, 2016.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Santa Clara Data Center

On October 3, 2016, we acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $12.8 million. The net purchase consideration, which was valued using a discounted cash flow method, will be paid in ten quarterly payments of $1.3 million, beginning in the December 2016 quarter. As of December 31, 2016, the remaining consideration to be paid was $11.5 million.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three megawatts (MW) of critical power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to our long haul dark fiber routes between San Francisco and Los Angeles.

The results of the acquired Santa Clara Data Center business are included in our operating results beginning October 3, 2016.

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

Allstream

On January 15, 2016, we acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of $29.6 million of working capital and other liabilities assumed by us in the acquisition. The acquisition was funded with an incremental borrowing under our Term Loan Facility (as defined below).

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

Dallas Data Center

On December 31, 2015, we acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand.

The operating results of the acquired Dallas Data Center business are included in our results beginning January 1, 2016.

Substantial Indebtedness

Term Loan Facility due 2021 and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of the outstanding term loans under the Term Loan Facility to May 6, 2021. The interest rate margins applicable to the Term Loan Facility were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility require us to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during the six months ended December 31, 2016 or 2015).

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

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.75% and 3.9% at December 31, 2016 and June 30, 2016, respectively. Interest rates on the Revolver as of December 31, 2016 and June 30, 2016 were approximately 3.8% and 3.4%, respectively.

As of December 31, 2016, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.3 million as of December 31, 2016, leaving $442.7 million available under the Revolver.

6.375% Senior Unsecured Notes due 2025

On April 14, 2016, ZGL and Zayo Capital closed a private offering (the “Additional 2025 Notes Offering”) of an additional $550.0 million of the 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”) priced at 97.1%, resulting in aggregate gross proceeds for the Additional 2025 Unsecured Notes of $534.1 million.  The issue discount of $15.9 million on the Additional 2025 Notes Offering is being accreted to interest expense over the term of the 2025 Unsecured Notes using the effective interest method. Interest on the 2025 Unsecured Notes is payable on May 15 and November 15 of each year, beginning on November 15, 2015. The 2025 Unsecured Notes will mature on May 15, 2025. The net proceeds of the Additional 2025 Notes Offering plus cash on hand were used to (i) repay approximately $196.0 million of borrowings under the Term Loan Facility, and (ii) redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020, including the required make-whole premium and accrued interest.  Per the terms of the Credit Agreement, the $196.0 million prepayment on the Term Loan Facility relieves us of our obligation to make quarterly principal payments on the Term Loan Facility until the cumulative amount of such relieved payments exceeds $196.0 million.  As a result of the redemption, we recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility during the fourth quarter of Fiscal 2016.

Capital Expenditures

During the six months ended December 31, 2016 and 2015, we invested $421.9 million and $331.6 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Other Events

New Indebtedness

On January 19, 2017, we entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to our Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500 million tranche that bears interest at a rate of LIBOR plus 2.0%, with no minimum LIBOR rate and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the removal of the previous LIBOR floor, and a second $1.35 billion tranche that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, we added a new $650.0 million term loan tranche under the Credit Agreement (the “$650 million Term Loan”), which will be available to us to borrow in connection with our announced acquisition of Electric Lightwave.  The $650 million Term Loan will be issued at a price of 99.75% and will bear interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. No other terms of the Credit Agreement were amended.

On January 27, 2017, we completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due in 2027 (the “2027 Unsecured Notes”).

The net proceeds of the $650 million Term Loan and 2027 Unsecured Notes will be used to fund the consideration to be paid in connection with the acquisition of Electric Lightwave (see below). Any excess net proceeds will be used for general corporate purposes, which may include repayment of other indebtedness, acquisitions, working capital and capital expenditures. In the event the merger agreement governing the acquisition of Electric Lightwave is terminated or the acquisition is not consummated on or prior to May 29, 2017, the Company will be required to redeem the 2027 Unsecured Notes pursuant to a special mandatory redemption at a redemption price equal to the offering price of the 2027 Unsecured Notes, plus accrued and unpaid interest to, but not including, the redemption date.

Acquisition of Electric Lightwave

On November 29, 2016, we entered into an Agreement and Plan of Merger to acquire 100% of the equity interest in Electric Lightwave Parent, Inc. (“Electric Lightwave”) for cash consideration of $1.42 billion, subject to customary working capital and other adjustments.

Electric Lightwave, which provides infrastructure and telecom services primarily in the Western United States, has 8,100 route miles of long haul fiber and 4,000 miles of dense metro fiber, with on-net connectivity to more than 3,100 enterprise buildings and 100 data centers.

We expect the Electric Lightwave acquisition to close during the quarter ended March 31, 2017, subject to standard closing conditions and regulatory approval.  The Electric Lightwave acquisition will be funded with proceeds from the Incremental Term Loan and 2027 Unsecured Notes.

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

Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Revenue

	For the three months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$150.4	$137.7	$12.7	9%
Network Connectivity	177.6	168.7	8.9	5%
Colocation and Cloud Infrastructure	66.7	58.5	8.2	14%
Zayo Canada	107.9	—	107.9	*
Other	4.1	4.7	(0.6)	(13)%
Consolidated	$506.7	$369.6	$137.1	37%

* not meaningful

Our total revenue increased by $137.1 million, or 37%, to $506.7 million for the three months ended December 31, 2016 from $369.6 million for the three months ended December 31, 2015. The increase in revenue was driven by our Fiscal 2016 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 2.2%. Our pro-forma organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals offset by the impact of the strengthening of the USD.  The average exchange rate between the USD and the GBP strengthened by 18%, the average exchange rate between the USD and Euro strengthened by 1% and the average exchange rate between the USD and CAD remained consistent during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.   Normalizing our estimated pro-forma revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have increased between the three months ended December 31, 2016 and December 31, 2015 by an additional $3.6 million for a total period-over-period pro-forma revenue growth of 2.9%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended December 31, 2016 and 2015 decreased period-over-period to $5.2 million from $6.8 million, excluding Zayo Canada. The total contract value associated with bookings, for the three months ended December 31, 2016 was approximately $283.9 million, excluding Zayo Canada.

•	During the three months ended December 31, 2016 and 2015, we recognized net installs of $2.0 million and $2.2 million, respectively, excluding Zayo Canada.
•	Monthly churn percentage remained consistent between the two periods at 1.2%, excluding Zayo Canada.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $12.7 million, or 9%, to $150.4 million for the three months ended December 31, 2016 from $137.7 million for the three months ended December 31, 2015.

Dark Fiber is the largest Strategic Product Group (“SPG”) within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure products also contributed to the segment’s growth. Bookings of MRR and MAR for the three months ended December 31, 2016 were $1.5 million (with a total contract value of approximately $164.4 million), a decrease from the $2.5 million in bookings for the same period in the prior year. Gross installs were $2.1 million for the three months ended December 31, 2016 compared to $2.3 million for the same period in prior year. The monthly churn percentage decreased between the two periods from 0.8% for the three months ended December 31, 2015 to 0.6% for the three months ended December 31, 2016, with total churn processed of $0.9 million for the three months ended December 31, 2016 compared to $1.0 million for the three months ended December 31, 2015.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $8.9 million, or 5%, to $177.6 million for the three months ended December 31, 2016 from $168.7 million for the three months ended December 31, 2015. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s Waves SPG, driven by customer demand and increased effectiveness in marketing these products, including price concessions that were proactively offered in exchange for customer contract extensions in Fiscal 2016. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR remained consistent at $2.9 million between the two comparative periods, with a total contract value of approximately $94.1 million for the three months ended December 31, 2016. Gross installs were $3.5 million for the three months ended December 31, 2016, compared to $3.2 million in the prior year. The monthly churn percentage increased from 1.5% for the three months ended December 31, 2015 to 1.8% for the three months ended December 31, 2016, with a total churn processed of $3.1 million for the three months ended December 31, 2016 compared to $2.4 million for the three months ended December 31, 2015.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $8.2 million, or 14%, to $66.7 million for the three months ended December 31, 2016 from $58.5 million for the three months ended December 31, 2015. The increase was a result of both acquisition related and organic growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR decreased to $0.7 million from $1.3 million between the two comparative periods, with a total contract value of approximately $24.8 million for the three months ended December 31, 2016. Gross installs were $1.2 million for the three months ended December 31, 2016, compared to $0.8 million in the prior year. The monthly churn percentage remained consistent at 1.1% period-over-period, resulting in total churn processed of $0.7 million for the three months ended December 31, 2016, compared to $0.6 million for the three months ended December 31, 2015.

Other.   Revenue from our Other segment decreased by $0.6 million, or 13%, to $4.1 million for the three months ended December 31, 2016 from $4.7 million for the three months ended December 31, 2015. The drop in revenue from the Other segment was primarily driven by fewer equipment sales. The Other segment represented less than 1% of our total revenue during the three months ended December 31, 2016.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended December 31,
	2016		2015
	(in millions)
Monthly recurring revenue	$451.6	89%	$336.4	91%
Amortization of deferred revenue	28.1	6%	21.5	6%
Usage revenue	16.6	3%	6.6	2%
Other revenue	10.4	2%	5.1	1%
Total Revenue	$506.7	100%	$369.6	100%

Operating Costs and Expenses

	For the three months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$120.2	$114.5	$5.7	5%
Network Connectivity	139.5	133.6	5.9	4%
Colocation and Cloud Infrastructure	64.0	58.4	5.6	10%
Zayo Canada	88.5	—	88.5	*
Other	3.8	4.4	(0.6)	(14)%
Consolidated	$416.0	$310.9	$105.1	34%

* not meaningful

Our operating costs increased by $105.1 million, or 34%, to $416.0 million for the three months ended December 31, 2016 from $310.9 million for the three months ended December 31, 2015. The increase in consolidated operating costs was primarily due to our acquisition of Allstream, which is reported within our Zayo Canada Segment.  Also contributing to the increase in operating costs and expenses were our other Fiscal 2016 acquisitions and the organic growth of our network footprint.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs increased by $5.7 million, or 5%, to $120.2 million for the three months ended December 31, 2016 from $114.5 million for the three months ended December 31, 2015. The increase in operating costs and expenses was primarily a result of a $8.7 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network, partially offset by a $4.3 million decrease in stock-based compensation.

Network Connectivity.    Network Connectivity operating costs increased by $5.9 million, or 4%, to $139.5 million for the three months ended December 31, 2016 from $133.6 million for the three months ended December 31, 2015. The increase in operating costs and expenses was primarily a result of a $3.7 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network, offset by a $4.5 million decrease in stock-based compensation.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $5.6 million, or 10%, to $64.0 million for the three months ended December 31, 2016 from $58.4 million for the three months ended December 31, 2015. The increase in operating costs and expenses was primarily a result of a $3.8 million increase in depreciation and amortization expense, partially offset by a $1.7 million decrease in stock-based compensation .

Other. Other operating costs decreased to $3.8 million for the three months ended December 31, 2016, as compared to $4.4 million for the three months ended December 31, 2015. The decrease was directly attributed to a decrease in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended December 31, 2016 and 2015.

	For the three months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Netex	$93.5	$49.0	$44.5	91%
Compensation and benefits expenses	60.9	41.5	19.4	47%
Network operations expense	57.3	41.4	15.9	38%
Other expenses	32.2	19.1	13.1	69%
Transaction costs	6.2	3.3	2.9	88%
Stock-based compensation	34.5	42.9	(8.4)	(20)%
Depreciation and Amortization	131.4	113.7	17.7	16%
Total operating costs and expenses	$416.0	$310.9	$105.1	34%

* not meaningful

Netex.    Our Netex increased by $44.5 million, or 91%, to $93.5 million for the three months ended December 31, 2016 from $49.0 million for the three months ended December 31, 2015. The increase in Netex was primarily due to our Fiscal 2016 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $19.4 million, or 47%, to $60.9 million for the three months ended December 31, 2016 from $41.5 million for the three months ended December 31, 2015.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2017 to support our growing business, including employees retained from businesses acquired during Fiscal 2016.

Headcount as of the end of the respective periods was:

	December 31,	December 31,
	2016	2015
Dark Fiber Solutions	835	815
Network Connectivity	773	764
Colocation and Cloud Infrastructure	385	342
Zayo Canada	1,075	—
Other	27	28
Total	3,095	1,949

Network Operations Expenses.    Network operations expenses increased by $15.9 million, or 38%, to $57.3 million for the three months ended December 31, 2016 from $41.4 million for the three months ended December 31, 2015. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 22% to 115,695 miles at December 31, 2016 from 95,178 miles at December 31, 2015.

Other Expenses.    Other expenses increased by $13.1 million, or 69%, to $32.2 million for the three months ended December 31, 2016 from $19.1 million for the three months ended December 31, 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 acquisitions.

Transaction Costs. Transaction costs increased by $2.9 million, or 88%, for the three months ended December 31, 2016 from $3.3 million for the three months ended December 31, 2015.  The increase was associated with severance costs recognized in Fiscal 2017 related to our Fiscal 2016 acquisitions and transaction costs incurred in Fiscal 2017 associated with our pending acquisition of Electric Lightwave.

Stock-Based Compensation.    Stock-based compensation expense decreased by $8.4 million, or 20%, to $34.5 million for the three months ended December 31, 2016 from $42.9 million for the three months ended December 31, 2015.  The decrease in stock-based compensation expense was primarily driven by certain tranches of our pre-IPO common unit grants becoming fully vested prior to the three months ended December 31, 2016.  This decrease was partially offset by  an increase in the number of post-IPO RSU grants outstanding during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, resulting from our increased employee headcount.

Depreciation and Amortization

Depreciation and amortization expense increased by $17.7 million, or 16%, to $131.4 million for the three months ended December 31, 2016 from $113.7 million for the three months ended December 31, 2015.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2016 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2016 and 2015, respectively.

	For the three months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Interest expense	$(53.7)	$(51.2)	$(2.5)	(5)%
Foreign currency loss on intercompany loans	(17.4)	(7.1)	(10.3)	*
Other expense, net	0.4	(0.1)	0.5	*
Total other expenses, net	$(70.7)	$(58.4)	$(12.3)	(21.1)%

* not meaningful

Interest expense.   Interest expense increased by $2.5 million, or 5%, to $53.7 million for the three months ended December 31, 2016 from $51.2 million for the three months ended December 31, 2015. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisition of Allstream. Offsetting the increase in interest expense was a benefit resulting from the downward repricing of the interest rates on our previous indebtedness.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans increased $10.3 million to a $17.4 million loss for the three months ended December 31, 2016, from a loss of $7.1 million for the three months ended December 31, 2015.  This non-cash loss was driven by the strengthening of the USD against the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three months ended December 31, 2016 and 2015 is as follows:

	For the three months ended December 31,
	2016	2015
	(in millions)
Expected expense at the statutory rate	$7.1	$0.1
Increase/(decrease) due to:
Non-deductible stock-based compensation	2.4	10.0
Excess tax benefit on stock-based compensation	(5.3)	—
State income taxes benefit, net of federal benefit	0.8	0.1
Transactions costs not deductible for tax purposes	0.2	0.5
Foreign tax rate differential	0.4	0.4
Foreign entities with valuation allowance	(4.4)	—
Other, net	(1.0)	—
Provision for income taxes	$0.2	$11.1

 The interim period effective tax rate is driven from anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period they occur.

The interim effective tax rate for the three months ended December 31, 2016 was positively impacted by foreign tax expense not recognized due to full valuation allowances recorded on certain entities. Additionally, the excess tax benefit for the greater allowable deduction for stock-based compensation for tax purposes compared to the book expense related to our restricted stock units (“RSUs”) granted under our 2014 Performance Compensation Incentive Program (“PCIP”) was recorded as a discrete permanent benefit during the period.

The interim effective tax rate continues to be negatively impacted by stock-based compensation expense related to the common units of Communications Infrastructure Investments, LLC (“CII”). This quarter ended December 31, 2016 is expected to be the final period for stock-based compensation expense associated with the common units of CII.

We file income tax returns in various federal, state, and local jurisdictions including the United States, United Kingdom and Canada. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years before 2012.

Six Months Ended December 31, 2016 Compared to the Six Months Ended  December 31, 2015

	For the six months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Dark Fiber Solutions	$298.8	$272.7	$26.1	10%
Network Connectivity	353.2	335.7	17.5	5%
Colocation and Cloud Infrastructure	130.8	116.8	14.0	12%
Zayo Canada	220.1	—	220.1	*
Other	8.7	11.2	(2.5)	(22)%
Consolidated	$1,011.6	$736.4	$275.2	37%

* not meaningful

Our total revenue increased by $275.2 million, or 37%, to $1,011.6 million for the six months ended December 31, 2016, from $736.4 million for the six months ended December 31, 2015. The increase in revenue was driven by our Fiscal 2016 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 2.3%. Our pro-forma organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals offset by the impact of the strengthening of the USD.  The average exchange rate between the USD and the GBP strengthened by 16.7%, the average exchange rate between the USD and Euro strengthened by 0.6%, and the average exchange rate between the USD and CAD weakened by 0.1% during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015.   Normalizing our estimated pro-forma revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have increased between the six months ended December 31, 2016 and December 31, 2015 by an additional $6.6 million for a total period-over-period pro-forma revenue growth of 3.0%.

•

MRR and MAR associated with new bookings during the six months ended December 31, 2016 and 2015 decreased period-over-period to $12.5 million from $13.2 million, excluding Zayo Canada. The total contract value associated with bookings, for the six months ended December 31, 2016, was approximately $845.9 million, excluding Zayo Canada.

•	During the six months ended December 31, 2016, we recognized net installs of $4.2 million as compared to $4.4 million during the six months ended December 31, 2015, excluding Zayo Canada.
•	Monthly churn percentage increased between the two periods to 1.2% from 1.1%, excluding Zayo Canada.

Dark Fiber Solutions.   Revenue from our Dark Fiber Solutions segment increased by $26.1 million, or 10%, to $298.8 million for the six months ended December 31, 2016 from $272.7 million for the six months ended December 31, 2015.

Dark Fiber is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Our Mobile Infrastructure product also contributed to the segment’s growth. Bookings of MRR and MAR for the six months ended December 31, 2016 were $4.1 million (with a total contract value of approximately $586.3 million), a decrease from the $4.5 million in bookings for the same period in the prior year. Gross installs were $4.0 million for the six months ended December 31, 2016, compared to $4.2 million for the same period in prior year. The monthly churn percentage decreased between the two periods from 0.7% for the six months ended December 31, 2015 to 0.6% for the six months ended December 31, 2016, with total churn processed of $1.8 million for each of the six months ended December 31, 2016 and 2015.

Network Connectivity.   Revenue from our Network Connectivity segment increased by $17.5 million, or 5%, to $353.2 million for the six months ended December 31, 2016 from $335.7 million for the six months ended December 31, 2015. The increase was a result of both organic and acquisition related growth.

Growth was strongest in the segment’s Waves SPG, driven by customer demand and increased effectiveness in marketing these products. Wavelength revenue growth was dampened by churn, including price concessions that were proactively offered in exchange for customer contract extensions. SONET is a legacy product, and its revenue declined between the two periods, consistent with our expectations.

Bookings of MRR and MAR increased to $6.5 million from $6.4 million between the two comparative periods, with a total contract value of approximately $199.3 million for the six months ended December 31, 2016. Gross installs were $6.9 million for the six months ended December 31, 2016, compared to $6.6 million in the prior year. The monthly churn percentage increased from 1.4% for the six months ended December 31, 2015 to 1.7% for the six months ended December 31, 2016, resulting in total churn processed of $5.8 for the six months ended December 31, 2016, compared to $4.7 million for the six months ended December 31, 2015.

Colocation and Cloud Infrastructure.   Revenue from our Colocation and Cloud Infrastructure segment increased by $14.0 million, or 12%, to $130.8 million for the six months ended December 31, 2016 from $116.8 million for the six months ended December 31,2015. The increase was a result of both organic and acquisition related growth.

zColo is the largest SPG within the segment and benefited from continued growth in infrastructure demand. Bookings of MRR and MAR decreased to $1.8 million from $2.2 million between the two comparative periods, with a total contract value of approximately $59.4 million for the six months ended December 31, 2016.  Gross installs were $2.2 million for the six months ended December 31, 2016, compared to $1.5 million in the prior year. The monthly churn percentage remained consistent between the two periods at 1.1%, resulting in total churn processed of $1.3 million for the six months ended December 31, 2016, compared to $1.2 million for the six months ended December 31, 2015.

Other.   Revenue from our Other segment decreased by $2.5 million, or 22%, to $8.7 million for the six months ended December 31, 2016 from $11.2 million for the six months ended December 31, 2015. The drop in revenue from the Other segment was primarily driven by fewer equipment sales. The Other segment represented less than 1% of our total revenue during the six months ended December 31, 2016.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the six months ended December 31,
	2016		2015
	(in millions)
Monthly recurring revenue	$903.4	89%	$668.7	91%
Amortization of deferred revenue	55.6	6%	41.9	6%
Usage revenue	34.2	3%	12.8	1%
Other revenue	18.4	2%	13.0	2%
Total Revenue	$1,011.6	100%	$736.4	100%

Operating Costs and Expenses

	For the six months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Dark Fiber Solutions	$237.2	$226.1	$11.1	5%
Network Connectivity	274.5	267.3	7.2	3%
Colocation and Cloud Infrastructure	126.0	122.6	3.4	3%
Zayo Canada	188.3	—	188.3	*
Other	7.9	9.6	(1.7)	(18)%
Consolidated	$833.9	$625.6	$208.3	33%

* not meaningful

Our operating costs increased by $208.3 million, or 33%, to $833.9 million for the six months ended December 31, 2016 from $625.6 million for the six months ended December 31, 2015. The increase in consolidated operating costs was primarily due to our acquisition of Allstream, which is reported within our Zayo Canada Segment.  Also contributing to the increase in operating costs and expenses were our other Fiscal 2016 acquisitions and the organic growth of our network footprint.

Dark Fiber Solutions.    Dark Fiber Solutions operating costs increased by $11.1 million, or 5%, to $237.2 million for the six months ended December 31, 2016 from $226.1 million for the six months ended December 31, 2015.  The increase in operating costs and expenses was primarily a result of a $17.8 million increase in depreciation and amortization and other increased costs as a result of Fiscal 2016 acquisitions and organic growth of our network, partially offset by a $9.8 million decrease in stock-based compensation.

Network Connectivity.    Network Connectivity operating costs increased by $7.2 million, or 3%, to $274.5 million for the six months ended December 31, 2016 from $267.3 million for the six months ended December 31, 2015. The increase in operating costs and expenses was primarily a result of Fiscal 2016 acquisitions and organic growth of our network.

Colocation and Cloud Infrastructure.    Colocation and Cloud Infrastructure operating costs increased by $3.4 million, or 3%, to $126.0 million for the six months ended December 31, 2016 from $122.6 million for the six months ended December 31, 2015. The increase in operating costs and expenses was primarily a result of Fiscal 2016 acquisitions and organic growth of our network.

Other.    Other operating costs decreased by $1.7 million, or 18%, to $7.9 million for the six months ended December 31, 2016 from $9.6 million for the six months ended December 31, 2015.  The decrease was directly attributed to a decrease in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the six months ended December 31, 2016 and 2015.

	For the six months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Netex	$186.8	$99.6	$87.2	88%
Compensation and benefits expenses	124.8	81.1	43.7	54%
Network operations expense	113.3	81.0	32.3	40%
Other expenses	63.4	40.8	22.6	55%
Transaction costs	9.2	3.3	5.9	179%
Stock-based compensation	66.5	89.0	(22.5)	(25)%
Depreciation and Amortization	269.9	230.8	39.1	17%
Total operating costs and expenses	$833.9	$625.6	$208.3	33%

Netex.    Our Netex increased by $87.2 million, or 88%, to $186.8 million for the six months ended December 31, 2016 from $99.6 million for the six months ended December 31, 2015. The increase in Netex was primarily due to our Fiscal 2016 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $43.7 million, or 54%, to $124.8 million for the six months ended December 31, 2016 from $81.1 million for the six months ended December 31, 2015.

The increase in compensation and benefits expenses reflected the increase in headcount during Fiscal 2017 to support our growing business, including certain employees retained from businesses acquired during Fiscal 2016.

Network Operations Expenses.    Network operations expenses increased by $32.3 million, or 40%, to $113.3 million for the six months ended December 31, 2016 from $81.0 million for the six months ended December 31, 2015. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 22% to 115,695 miles at December 31, 2016 from 95,178 miles at December 31, 2015.

Other Expenses.    Other expenses increased by $22.6 million, or 55%, to $63.4 million for the six months ended December 31, 2016, from $40.8 million for the six months ended December 31, 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 acquisitions.

Transaction Costs.    Transaction costs increased by $5.9 million, or 179%, to $9.2 million for the six months ended December 31, 2016 from $3.3 million for the six months ended December 31, 2015.  The increase was associated with severance costs recognized in Fiscal 2017 related to our Fiscal 2016 acquisitions and transaction costs incurred in Fiscal 2017 associated with our pending acquisition of Electric Lightwave.

Stock-Based Compensation.    Stock-based compensation expense decreased by $22.5 million, or 25%, to $66.5 million for the six months ended December 31, 2016 from $89.0 million for the six months ended December 31, 2015.  The decrease in stock-based compensation expense was primarily driven by certain tranches of our pre-IPO common unit grants becoming fully vested during the six months ended December 31, 2016.  This decrease was partially offset by an increase in the number of post-IPO RSU grants outstanding during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015, resulting from our increased employee headcount.

Depreciation and Amortization

Depreciation and amortization expense increased by $39.1 million, or 17%, to $269.9 million for the six months ended December 31, 2016 from $230.8 million for the six months ended December 31, 2015.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2016 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2016 and 2015, respectively.

	For the six months ended December 31,
	2016	2015	$ Variance	% Variance
	(in millions)
Interest expense	$(107.0)	$(105.0)	$(2.0)	(2)%
Foreign currency loss on intercompany loans	(28.6)	(17.8)	(10.8)	(61)%
Other expense, net	0.2	(0.2)	0.4	*
Total other expenses, net	$(135.4)	$(123.0)	$(12.4)	(10)%

* not meaningful

Interest expense.   Interest expense increased by $2.0 million, or 2%, to $107.0 million for the six months ended December 31, 2016 from $105.0  million for the six months ended December 31, 2015. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions of Allstream. Partially offsetting the increase in interest expense was a benefit resulting from the downward repricing of the interest rates on our previous indebtedness.

Foreign currency loss on intercompany loans.   Foreign currency loss on intercompany loans increased $10.8 million, or 61%, to $28.6 million for the six months ended December 31, 2016, from $17.8 million for the six months ended December 31, 2015.  This non-cash loss was driven by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

Provision for Income Taxes

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the six months ended December 31, 2016 and 2015 is as follows:

	For the six months ended December 31,
	2016	2015
	(in millions)
Expected expense/(benefit) at the statutory rate	$14.8	$(4.3)
Increase/(decrease) due to:
Non-deductible stock-based compensation	4.0	17.4
Excess tax benefit on stock-based compensation	(3.6)	—
State income taxes benefit, net of federal benefit	1.5	(0.5)
Transactions costs not deductible for tax purposes	0.3	0.5
Change in tax rates	(1.7)	—
Foreign tax rate differential	(0.3)	0.3
Foreign entities with valuation allowance	(6.7)	—
Other, net	(1.5)	0.4
Provision for income taxes	$6.8	$13.8

The interim period effective tax rate is driven from anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period they occur.

The interim effective tax rate for the six months ended December 31, 2016 was positively impacted by foreign tax expense not recognized due to full valuation allowances recorded on certain entities.  Additionally, the excess tax benefit for the greater allowable deduction for stock-based compensation for tax purposes compared to the book expense related to our PCIP RSU plans was recorded as a discrete permanent benefit during the period.

The interim effective tax rate continues to be negatively impacted by stock-based compensation expense related to the common units of CII. This quarter ended December 31, 2016 is expected to be the final period for stock-based compensation expense associated with the common units of CII.

We file income tax returns in various federal, state, and local jurisdictions including the United States, United Kingdom and Canada. In the normal course of business, we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years before 2012.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) from operations are as follows:

	For the three months ended December 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$110.5	$91.1	$33.9	$26.9	$1.0	$—	$263.4
Interest expense	(23.9)	(17.1)	(12.5)	(0.2)	—	—	(53.7)
Provision for income taxes	—	—	—	—	—	(0.2)	(0.2)
Depreciation and amortization expense	(66.0)	(37.3)	(26.1)	(1.7)	(0.3)	—	(131.4)
Transaction costs	(0.9)	(1.1)	(0.5)	(3.7)	—	—	(6.2)
Stock-based compensation	(13.2)	(14.6)	(4.5)	(2.0)	(0.2)	—	(34.5)
Foreign currency gain/(loss) on intercompany loans	(0.1)	(0.3)	—	0.3	—	(17.3)	(17.4)
Non-cash loss on investments	(0.2)	—	—	—	—	—	(0.2)
Net income/(loss)	$6.2	$20.7	$(9.7)	$19.6	$0.5	$(17.5)	$19.8

	For the six months ended December 31, 2016
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$218.7	$182.7	$66.1	$54.4	$2.1	$—	$524.0
Interest expense	(46.4)	(33.2)	(23.8)	(1.9)	—	(1.7)	(107.0)
Provision for income taxes	—	—	—	—	—	(6.8)	(6.8)
Depreciation and amortization expense	(130.7)	(74.3)	(51.8)	(12.2)	(0.9)	—	(269.9)
Transaction costs	(1.0)	(1.2)	(0.5)	(6.5)	—	—	(9.2)
Stock-based compensation	(25.2)	(28.3)	(8.8)	(3.8)	(0.4)	—	(66.5)
Foreign currency gain/(loss) on intercompany loans	—	(0.2)	—	0.1	—	(28.5)	(28.6)
Non-cash loss on investments	(0.3)	—	—	—	—	(0.2)	(0.5)
Net income/(loss)	$15.1	$45.5	$(18.8)	$30.1	$0.8	$(37.2)	$35.5

	For the three months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$99.1	$89.9	$29.0	$—	$0.9	$—	$218.9
Interest expense	(24.6)	(17.3)	(9.2)	—	—	(0.1)	(51.2)
Provision for income taxes	—	—	—	—	—	(11.1)	(11.1)
Depreciation and amortization expense	(57.3)	(33.6)	(22.3)	—	(0.5)	—	(113.7)
Transaction Costs	(1.1)	(2.0)	(0.2)	—	—	—	(3.3)
Stock-based compensation	(17.5)	(19.1)	(6.2)	—	(0.1)	—	(42.9)
Foreign currency gain/(loss) on intercompany loans	—	0.1	—	—	—	(7.2)	(7.1)
Non-cash loss on investments	(0.2)	—	(0.2)	—	—	—	(0.4)
Net income/(loss)	$(1.6)	$18.0	$(9.1)	$—	$0.3	$(18.4)	$(10.8)

	For the six months ended December 31, 2015
	Dark Fiber Solutions	Network Connectivity	Colocation and Cloud Infrastructure	Zayo Canada	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$195.7	$178.6	$57.4	$—	$2.6	$—	$434.3
Interest expense	(50.2)	(34.7)	(19.1)	—	—	(1.0)	(105.0)
Provision for income taxes	—	—	—	—	—	(13.8)	(13.8)
Depreciation and amortization expense	(112.9)	(67.5)	(49.5)	—	(0.9)	—	(230.8)
Transaction costs	(1.1)	(2.0)	(0.2)	—	—	—	(3.3)
Stock-based compensation	(35.0)	(40.6)	(13.3)	—	(0.1)	—	(89.0)
Foreign currency gain/(loss) on intercompany loans	0.1	0.1	—	—	—	(18.0)	(17.8)
Non-cash loss on investments	(0.4)	—	(0.2)	—	—	—	(0.6)
Net income/(loss)	$(3.8)	$33.9	$(24.9)	$—	$1.6	$(32.8)	$(26.0)

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

We have financial covenants under the Indentures governing our 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”) and the 2025 Unsecured Notes (collectively, the “Notes”) and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that ZGL maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires ZGL and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of ZGL and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.  The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of December 31, 2016, we had $144.0 million in cash and cash equivalents and a working capital deficit of $95.4 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we had a working capital deficit at December 31, 2016, a substantial portion of the deficit is a result of a current deferred revenue balance of $121.1 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2016 current deferred revenue balance. Additionally, as of December 31, 2016, we had $442.7 million available under our Revolver, subject to certain conditions.

Our capital expenditures increased by $90.3 million, or 27%, to $421.9 million during the six months ended December 31, 2016, as compared to $331.6 million for the six months ended December 31, 2015. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the three months ended December 31, 2016 and 2015.

	Six Months Ended December 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$402.5	$341.4
Net cash used in investing activities	$(421.7)	$(449.6)
Net cash used in financing activities	$(2.7)	$(20.9)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $61.1 million, or 18%, to $402.5 million during the six months ended December 31, 2016 from $341.4 million during the six months ended December 31, 2015. Net cash flows from operating activities during the six months ended December 31, 2016 include our net income of $35.5 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $269.9 million, stock-based compensation expense of $66.5 million, foreign currency loss on intercompany loans of $28.6 million, and non-cash interest expense of $5.1 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $84.3 million, partially offset by amortization of deferred revenue of $55.6 million.  Cash flow during the period was decreased by the net change in working capital components of $33.2 million.

Net cash flows from operating activities during the six months ended December 31, 2015 include the loss from operations of $26.0 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $230.8 million, stock-based compensation expense of $89.0 million, foreign currency loss on intercompany loans of $17.8 million, non-cash cash interest expense of $6.6 million and deferred income taxes of $8.3 million partially offset by an excess tax benefit from stock-based compensation of $7.9 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $86.6 million, less amortization of deferred revenue of $41.9 million.  Cash flow during the period was decreased by the net change in working capital components of $25.0 million.

The increase in net cash flows from operating activities during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015 is primarily a result of additional earnings and synergies realized from our Fiscal 2016 acquisitions, partially offset by a $15.2 million decrease in cash paid for interest, net of capitalized interest and organic growth.

Cash Flows used in Investing Activities

We used cash in investing activities of $421.7 million and $449.6 million during the six months ended December 31, 2016 and 2015, respectively. During the six months ended December 31, 2016, our uses of cash for investing activities were primarily related to additions to property and equipment.

During the six months ended December 31, 2015, our principal uses of cash for investing activities were primarily $331.6 million in additions to property and equipment and $101.0 million related to our Viatel business acquisition.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $2.7 million and $20.9 million during the six months ended December 31, 2016 and 2015, respectively.

Our cash flows used in financing activities during the six months ended December 31, 2016 were primarily comprised of  $2.0 million in principal payments on capital lease obligations and a $0.7 million payment of debt issuance costs.

During the six months ended December 31, 2015, our cash flows provided by financing activities were primarily comprised of $17.9 million in common stock repurchases, $8.3 million in principal payments on long-term debt and $2.2 million in principal payments on capital lease obligations, partially offset by a $7.9 million excess tax benefit from stock-based compensation.

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

As of December 31, 2016, we had outstanding $1,430.0 million of 2023 Unsecured Notes and $900.0 million of 2025 Unsecured Notes (collectively, the “Notes”), a balance of $1,837.4 million on our Term Loan Facility, and $84.4 million of capital lease obligations. As of December 31, 2016, we had $442.7 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $2,425.5 million as of December 31, 2016. Our 2023 Unsecured Notes and 2025 Unsecured Notes accrue interest at fixed rates of 6.00% and 6.375%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of December 31, 2016, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.75% and 3.8%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by approximately 1.0% or $18.4 million, which is limited as a result of the applicable interest rate as of December 31, 2016 being below the Credit Agreement’s 1.0% LIBOR floor. A hypothetical increase of one percentage point above the LIBOR floor would increase our annual interest expense by approximately $18.4 million before considering the offsetting effects of our interest rate swaps.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreements, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates. A hypothetical increase in LIBOR rates of 100 basis points would increase the fair value of our interest rate swaps by approximately $3.2 million.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2016, our foreign activities accounted for approximately 30% and 31% of our consolidated revenue, respectively. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A 1% increase in foreign exchange rates would change consolidated revenue by approximately $1.6 million for the quarter ended December 31, 2016. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of our European expansion related to our acquisitions of Geo Networks Limited and Neo Telecoms as well as our recently closed acquisitions of Viatel and Allstream our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as a result of not completing the remediation of material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2016, our disclosure controls and procedures were not effective as of December 31, 2016.

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

Management’s Remediation Plan

Management is committed to remediating the control deficiencies and has been actively engaged in developing remediation plans to address the above control deficiencies.  Management is responsible for implementing changes and improvements in our internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. During the six months ended December 31, 2016, the Company has taken the following actions to address the material weaknesses in internal controls over financial reporting:

•	redesigned and implemented user and developer access controls to restrict IT and financial users’ access privileges to IT applications commensurate with their assigned responsibilities.
•

developed and continuously performed a monitoring process designed to actively monitor program changes and user access activities to ensure that program changes and user access were appropriate and that any deficiencies were investigated and remediated.

•

designed and implemented an enhanced set of internal controls around revenue recognition collectability criterion. Specifically, management documented expectations, criteria for investigation, and the level of precision used in the performance of the review control, and how outliers were addressed.

•	Management conducted multiple training sessions regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.

Management has performed the additional controls described above during the quarter; however, because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.  Our remediation of the material weaknesses in our internal control over financial reporting is ongoing, however, we expect that the remediation of these material weaknesses will be completed by June 30, 2017.

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2016 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended December 31, 2016.

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

We have previously engaged in and may continue to engage in acquisitions, such as the AboveNet, Allstream and Electric Lightwave acquisitions, that are large or include products outside of the traditional communications infrastructure product base, which may present greater challenges to integrate than other acquisitions and may expose us to different or additional business risks. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate in the time, manner, or amount we currently expect, or at all. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect. In addition, some recently acquired companies have had Adjusted EBITDA margins that were lower than ours, which had a negative impact on our overall Adjusted EBITDA margins. Electric Lightwave has a lower Adjusted EBITDA margin than we do; future acquisitions may also have lower Adjusted EBITDA margins. In addition, as a result of our frequent acquisitions, research analysts’ valuation models may not take into account current acquisitions, or they may not correctly or timely include the effects of such acquisitions, which may cause our reported results to differ from their expectations.

We may incur additional debt to assist in the funding of these potential transactions, which may increase our leverage. Further, additional transactions could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

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

Our largest single customer, based on recurring revenue, accounted for approximately 6% of our revenue during the six months ended December 31, 2016, and total revenues from our top ten customers accounted for approximately 27% of our revenue during the six months ended December 31, 2016. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of such contracts. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

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

Our customers periodically review their telecommunication infrastructure requirements, and may adjust their plans for the purchase of additional services from us to fit changed market circumstances or strategic priorities. Any such adjustments may affect our sales of new contracts, or the renewal of existing ones, which could impact our revenue growth.

We have agreements with customers that are dependent on government funding, which may not be available.

We have contracts with customers that include appropriations clauses that permit the customer to terminate the contract if expected government funding for the project to which the contract relates is unavailable.  There is no assurance that the government funding will be available for these contracts and that they will not be terminated.

In recent years the portion of our revenue relating to government-funded programs such as the E-rate program, a program mandated by Congress in 1996 and implemented by the FCC in 1997 in order to make telecommunications and information services more affordable for schools and libraries in America, has increased.  There can be no assurance that the E-rate program and other such programs will continue or will continue to be funded at current levels in the future.

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

4.3**

Indenture, dated as of January 27, 2017, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 27, 2017, File No. 001-36690).

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

10.2**

Incremental Amendment No. 2 to Amended and Restated Credit Agreement dates as of January 19, 2017, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 25, 2017, File No. 001-36690).

10.3**+	2014 Stock Incentive plan (as amended on August 23, 2016).

10.4**+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards).

10.5**+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part B Awards).

10.6**+	Employment Agreement, dated as of July 27, 2016, by and between Zayo Group, LLC and John F. Waters, Jr.

10.7**+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (One-time Sign-On RSUs for John F. Waters, Jr.).

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+        Management contract and/or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: February 9, 2017	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 9, 2017	By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer