Form 10-K/A
period 2016-06-30
Zayo Group Holdings, Inc.
filed 2017-02-16
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Original 10-K”) filed by Zayo Group Holdings, Inc., a Delaware corporation (“Company,” “we” or “our”), on August 26, 2016 (the “Original Filing Date”). We are filing this Amendment to correct a clerical error in the report of KPMG LLP (“KPMG”), our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. This clerical error was the omission of an explanatory paragraph from KPMG’s report indicating that its audit of internal control over financial reporting did not include an evaluation of the internal control over financial reporting of Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”), which we acquired on January 15, 2016. Pursuant to the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, management’s report on internal control over financial reporting included in the Original 10-K noted that the scope of our assessment of the effectiveness of internal control over financial reporting did not include Allstream. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the complete text of Item 8 of Part II of the Original 10-K, which has been amended solely to provide the appropriate KPMG report that includes the explanatory paragraph regarding the exclusion of Allstream from its assessment.

This Amendment speaks only as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Original 10-K, including, without limitation, the financial statements and accompanying notes. Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the Securities and Exchange Commission subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32 hereto.

Part II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report

1. Financial Statements

Schedules not indicated above have been omitted because of the absence of the condition under which they are required or because the information called for is shown in the consolidated financial statements or in the notes thereto.

2. Exhibits

The Exhibits listed on the Exhibit Index on page 5 of this report are filed as part of this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed with the Original Report.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Amendment.

Exhibit No.	Description of Exhibit

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Filed or furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of February, 2017.

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

/s/ KPMG LLP

Denver, Colorado
August 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zayo Group Holdings, Inc.:

We have audited Zayo Group Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 the internal control over financial reporting related to the acquired business of Allstream associated with total assets of $477.6 million and total revenues of $213.3 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2016.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Allstream.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended June 30, 2016.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated August 26, 2016, which expressed an unqualified opinion on those consolidated financial statements.

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

10.125% Senior Unsecured Notes due 2020

On July 2, 2012, the Issuers issued $500.0 million aggregate principal amount of 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”).  On December 15, 2014, the Issuers redeemed $174.4 million of their outstanding 2020 Unsecured Notes at a price of 110.125% and $75.0 million of the then outstanding 8.125% senior secured notes due 2020 at a price of 108.125% (the “Partial Notes Redemption”).  As part of the Partial Notes Redemption, the Company paid an early redemption call premium of $23.8 million, which was recorded as a loss on extinguishment of debt in the consolidated statements of operations during the year ended June 30, 2015.

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