Form 10-K
period 2017-06-30
Zayo Group Holdings, Inc.
filed 2017-08-22
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Yes  ☒    No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.0 billion based on the closing price as reported on the New York Stock Exchange.

As of August 17, 2017, the number of outstanding shares of common stock of Zayo Group Holdings, Inc. was 246,484,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

Our industry uses many terms and acronyms that may not be familiar to you. To assist you in reading this Annual Report on Form 10-K, we have provided definitions of some of these terms below.

Bandwidth infrastructure—Dark fiber, mobile infrastructure and lit bandwidth services provided over fiber networks, and datacenter‑based colocation and interconnection services. Fiber‑based bandwidth infrastructure services that are lit (i.e., provided by using optronics that “light” the fiber) include wavelengths, Ethernet, IP and SONET; fiber‑based services that are not lit are sold as dark fiber capacity. Datacenter‑based bandwidth infrastructure services include colocation (space and power) as well as interconnection within facilities.

Capacity—The information‑carrying ability of a telecommunications service. Below is a list of some common units of capacity for various lit bandwidth services:

1G, 2.5G, 10G, 40G and 100G—Data communication circuits capable of transmitting over Wavelengths at 1G, 2.5G, 10G, 40G, and 100G, respectively.

10Mb and 100Mb—Data communication circuits capable of transmitting over Ethernet at 10 Mb and 100 Mb, respectively.

Carrier—A provider of communications services that commonly include voice, data, and Internet services.

Carrier hotel—A building containing many carriers, and other telecommunications service providers that are widely interconnected. These facilities generally have high‑capacity power service, backup batteries and generators, fuel storage, riser cable systems, large cooling capability, and advanced fire suppression systems.

Cellular tower—An outdoor structure primarily used to attach and house antennae used by wireless carriers to aggregate and transmit mobile voice and data.

CLEC—Competitive local exchange carrier; provides local telecommunications services in competition with the ILEC.

Colocation—The housing of transport equipment, other communications equipment, servers and storage devices within the same location. Operators of these colocation facilities typically also sell interconnection services to their customers, enabling them to cross connect with other customers located within the same facility and/or with Bandwidth Infrastructure providers.

Conduit—A pipe usually made of metal, ceramic, or plastic that protects buried fiber optic cables.

Cybersecurity— Preventative techniques used to protect the integrity of networks, programs and data from attack, damage, or unauthorized access.

Dark fiber—Fiber that has not yet been connected to telecommunications transmission equipment or optronics and, therefore, has not yet been activated or “lit” by the fiber cable owner.

Datacenter—A facility used to house computer systems, backup storage devices, routers, services and other Internet and other telecommunications equipment. Datacenters generally have environmental controls (air conditioning, fire suppression, etc.), redundant/backup power supplies, redundant data communications connections and high security.

DWDM—Dense wavelength-division multiplexing. The term “dense” refers to the number of channels being multiplexed. A DWDM system typically has the capability to multiplex up to 40 wavelength channels.

Ethernet—The standard local area network (LAN) protocol. Ethernet was originally specified to connect devices on a company or home network as well as to a cable modem or DSL modem for Internet access. Due to its ubiquity in the LAN, Ethernet has become a popular transmission protocol in metropolitan, regional and long haul networks as well.

Fiber—Fiber, or fiber optic cables, are thin filaments of glass through which light beams are transmitted over long distances.

i

Fiber miles—The number of route miles in a network multiplied by the number of fiber strands within each cable on the network. For example, if a ten‑mile network segment has a 144 count fiber installed, it would represent a 10x144 or 1,440 fiber miles.

Fiber‑to‑the‑Tower or FTT—The connection of cellular towers to the wider terrestrial network via fiber connections.

G—Gigabits per second, a measure of telecommunications transmission speed. One gigabit equals one billion bits of information.

ILEC—Incumbent local exchange carrier; a traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area.

Interconnection service—A service that is used to connect two customers who are located within a single building or within a single colocation space using either fiber or other means.

IP—Internet protocol; the transmission protocol used in the transmission of data over the Internet.

IRU and IRU contract—Indefeasible right of use. The exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable. IRU contracts are typically long‑term in nature (20 years) and may or may not contain restrictions on the use of the fiber by the lessee.

ISP—Internet service provider; provides access to the Internet for consumers and businesses.

Mb—Megabits per second; a measure of telecommunications transmission speed. One megabit equals one million bits of information.

Meet‑Me Room—A physical location in a building, usually a datacenter or carrier hotel, where voice carriers, Internet service providers, data service providers and others physically interconnect so that traffic can be passed between their respective networks. At any given colocation facility or datacenter, network owners may also be able to interconnect outside the Meet‑Me Room.

Mobile switching centers—Buildings where wireless service providers house their Internet routers and voice switching equipment.

Object-Based Storage— A cost effective data storage service which manages data as objects and has the ability to store large volumes of unstructured data.

OC—Optical carrier level; a measure of the transmission rate of optical telecommunications traffic. For example, OC‑3 corresponds to 155 Mb. See the definition of “Capacity,” above.

On‑net—Describes a location or service that is directly and fully supported by fiber.

Optronics—Various types of equipment that are commonly used to light fiber. Optronics include systems that are capable of providing wavelength, Ethernet, IP, SONET, and other service over fiber optic cable.

POP—Point‑of‑presence; a location in a building separate from colocation facilities and datacenters that houses equipment used to provide telecom or Bandwidth Infrastructure services.

Private cloud— A type of cloud computing that involves a distinct and secure cloud-based computing environment dedicated to a single organization.

Private line—Dedicated private bandwidth circuit that generally utilizes SONET, Ethernet and Wavelength technology used to connect various locations.

Route miles—The length, measured in non‑overlapping miles, of a fiber network. That is the actual number of miles that a network cable traverses. Route miles are distinct from fiber miles (see fiber miles definition).

ii

Small cell—A location other than a cellular tower or building that is used to attach an antennae used by a wireless carriers to aggregate and transmit mobile voice and data. Typically, the location is a light pole, traffic light, or other small separate purpose structure.

SONET—Synchronous optical network; a network protocol traditionally used to support private line services. This protocol enables transmission of voice, data and video at high speeds. Protected SONET networks provide for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure.

Switch—An electronic device that selects the path that voice, data and Internet traffic take or use on a network.

Transport—A dedicated telecommunication service to move data, Internet, voice, video or wireless traffic from one location to another.

Wavelength—A channel of light that carries telecommunications traffic through the process of wavelength‑division multiplexing.

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

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. The growth of cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity, and other bandwidth-intensive applications continues to drive rapidly increasing consumption of bandwidth on a global basis. As an early believer in the enduring nature of these trends, we assembled our asset base and built a business model specifically to provide high-bandwidth connectivity to customers whose businesses depend most on the continuous and growing demand for bandwidth. As a core tenet of our strategy for capitalizing on these industry trends, we have been a leading industry consolidator and have acquired 41 bandwidth infrastructure businesses and assets to date. Our owned, secure, and redundant fiber network and data centers serve as the foundation for our bandwidth solutions and allow us to offer customers dark fiber solutions, network connectivity and colocation and cloud infrastructure services. We believe the continuously growing demand for stable and secure bandwidth from service providers, enterprises and consumers, combined with our unique and dense metro, regional, and long-haul networks, position us as a mission-critical infrastructure supplier to the largest users of bandwidth.

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international links that connect our metro networks. We believe that our network assets would be difficult to replicate given the geographic reach, network density, and capital investment required. As of June 30, 2017, our fiber networks span over 123,841 route miles and 10,438,246 fiber miles (representing an average of 84 fibers per route), serve 391 geographic markets in the United States, Canada and Europe, and connect to approximately 31,000 buildings, including approximately 7,500 cellular towers and 1,141 data centers. We own fiber networks in large metro areas, such as New York, Chicago, San Francisco, Paris, and London, as well as smaller metro areas, such as Allentown, Pennsylvania, Fargo, North Dakota, and Spokane, Washington. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between key customer locations.  We believe our ownership and the location and density of our expansive network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional bandwidth infrastructure service providers or long-haul carriers. We also provide our network-neutral colocation and interconnection services utilizing our own data centers located within major carrier hotels and other strategic buildings in 49 locations throughout the United States, Canada and Europe and operate approximately 870,000 square feet of billable colocation space.

The density and geographic reach of our network footprint allow us to provide tailored bandwidth infrastructure solutions on our own network (“on-net”) that address the current and future bandwidth needs of our customers. Our dense metro and regional networks have high fiber counts that enable us to provide our dark fiber solutions, network connectivity and colocation and cloud infrastructure services. Our networks are deep and scalable, meaning we have spare fiber, conduit access rights and/or rights of way rights that allow us to continue to add capacity to our network as our existing and new customers’ demand for our services increases. In addition, many of our core network technologies provide capacity through which we can continue to add wavelengths to our network without consuming additional fiber. We also believe the density and diversity of our networks provide a strong and growing competitive barrier to protect our existing revenue base. We believe our networks provide significant opportunity to organically connect to new customer locations, data centers, towers, or small cell locations to help us achieve an attractive return on our capital deployed. Since our founding, we have assembled a large portfolio of fiber networks and colocation assets through both acquisitions and customer demand-driven investments in property and equipment. From our inception to date, we have completed acquisitions with an aggregate purchase consideration, net of cash acquired, totaling approximately $6.5 billion. For the period from July 1, 2014 through June 30, 2017, we also invested approximately $2.1 billion in capital expenditures, exclusive of acquisitions and stimulus grant reimbursements, primarily to expand the reach and capacity of our networks. As of June 30, 2017, our total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs) was $5,710.3 million and was primarily incurred in connection with acquisitions.

Our business model focuses on providing on-net bandwidth infrastructure solutions to our customers, which results in what we refer to as “infrastructure economics.” Infrastructure economics are characterized by attractive revenue visibility and strong margins coupled with operating leverage for new revenue, success-based capital investments with low maintenance capital needs, and the ability to generate significant cash flow over time. For the year ended June 30, 2017, approximately 89% of our revenue was recurring in nature. Our capital expenditure investments are primarily success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital investment. After committing capital to connect additional customer sites, our goal is to sell additional high-bandwidth connectivity on these new routes at a relatively low incremental cost, which further enhances the return we extract from our asset base. Finally, the combination of our scale and infrastructure economics results in the ability to generate meaningful free cash flow over time.

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

We are a Delaware corporation formed in 2007.  As of June 30, 2017, we had 3,794 employees.

Our fiscal year ends June 30 each year and we refer to the fiscal year ended June 30, 2017 as “Fiscal 2017”, the fiscal year ended June 30, 2016 as “Fiscal 2016”, and the fiscal year ended June 30, 2015 as “Fiscal 2015”.

Bandwidth Infrastructure Industry

We are a bandwidth infrastructure provider, and our services are a critical component of the broader global communications industry. Bandwidth infrastructure, consisting primarily of fiber networks and interconnect-oriented colocation facilities, plays a fundamental role in the communications value chain, similar to other types of infrastructure such as data centers and cellular towers. Bandwidth infrastructure assets are a critical resource, connecting data centers, cellular towers, and other carrier and private networks to support the substantial growth in global data, voice and video consumption by both business and individual consumers.

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

The Industry Today

The acceleration in the development of bandwidth-intensive devices and applications has resulted in a significant need to further fill in the “last mile” gap, leading to substantial capital investments in fiber networks by bandwidth infrastructure providers. Bandwidth infrastructure service providers support applications such as high definition television broadcasting and video; online streaming video; cloud applications replacing in-house enterprise software platforms; and explosive mobile data consumption (Cisco found that, in 2016, global mobile data traffic was equivalent to 18x the volume of global mobile traffic five years earlier in 2011). Companies whose services require large amounts of bandwidth and enterprises that consume large amounts of bandwidth are struggling to adapt to this rapidly evolving landscape, and the bandwidth infrastructure industry is growing in economic importance as it addresses this critical need. In addition to these demand trends, there has been significant consolidation amongst the bandwidth infrastructure services providers, validating a core tenet of the Company’s founding investment thesis. Since inception we have made 41 acquisitions in the US, Europe and Canada with an aggregate purchase consideration, net of cash acquired, totaling approximately $6.5 billion.

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

The Market Opportunity

The proliferation of smart devices and mobile broadband, real-time streaming video, social networks, online gaming, machine-to-machine connectivity, big data analytics, and cloud computing will continue to drive substantial consumer and business demand for bandwidth. Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 47% from 2016 to 2021 and that IP traffic will grow at a compound annual growth rate of 24% from 2016 to 2021.

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

Our Fiber Networks

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities, and the large rural, national and international fiber links that connect our metro networks. We believe that our network assets would be difficult to replicate given the geographic reach, network density, and capital investment required. Our fiber networks span over 123,841 route miles and 10,438,246 fiber miles (representing an average of 84 fibers per route), serve approximately 391 geographic markets in the United States, Canada and Europe, and connect approximately 31,000 buildings, including approximately 7,500 cellular towers and 1,141 data centers. Our networks allow us to provide our high-bandwidth infrastructure services to our customers over redundant fiber facilities between critical customer locations. We believe the location and density of our expansive network footprint allow us to more competitively service our target customers’ bandwidth infrastructure needs at the local, regional, national, and international level relative to other regional bandwidth infrastructure service providers or long-haul carriers. Our fiber networks also have the following key attributes:

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

Fiber-to-the-Tower Networks.    We operate fiber-to-the-tower networks across our fiber network footprint and connect to approximately 7,500 cellular towers. These FTT networks provide our customers with bandwidth infrastructure services that offer significantly improved speed, scale, performance and service levels relative to legacy copper and microwave networks. Our FTT networks are scalable, which means that we can quickly and easily increase the amount of bandwidth that we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense fiber networks (either metro or regional), which affords us the ability to offer ring-protected mobile infrastructure services. We are increasingly providing dark fiber services on our FTT networks.

Through these fiber networks, we provide service to approximately 31,000 on-net buildings and are continually making success-based capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our long-haul, regional, metro, and FTT networks. Our customers generally purchase our bandwidth infrastructure services to transport their data, Internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:

•

Data Centers, Carrier Hotels and Central Offices.    These buildings house multiple consumers of bandwidth infrastructure services, serving as telecommunications and content exchange points. Our fiber networks generally connect the most important of these buildings in the markets where we operate. We have over 1,900 of these types of facilities connected to our network.

•

Single-Tenant, High-Bandwidth Locations.    Generally these are other telecom, media or Internet content buildings that house a single large consumer of bandwidth infrastructure services. Examples of these buildings include video aggregation sites, mobile switching centers and carrier POPs. Our network is connected to these buildings only when the tenant is a customer. We currently have over 3,300 single-tenant, high-bandwidth locations on-net.

•

Cellular Towers.    We connect to cellular towers and other locations that house wireless antennas. We have approximately 7,500 cellular towers on-net. Typically, towers have multiple tenants, which provides us with the opportunity to sell services to those additional tenants.

•

Enterprise Buildings.    Our network extends to over 19,600 enterprise buildings. This grouping contains a mix of single-tenant and multi-tenant enterprise buildings and includes hospitals, corporate data centers, schools, government buildings, research centers and other key corporate locations that require bandwidth infrastructure services.

Our Data Centers

Many of our data center facilities are located in some of the most important carrier hotels in North America, including 60 Hudson Street and 111 8th Avenue in New York; 165 Halsey Street in Newark; 401 N. Broad Street in Philadelphia; 1 Summer Street in Boston; 1950 N. Stemmons Freeway and 2323 Bryan Street in Dallas; 2001 6th Street in Seattle; and 151 Front Street in Toronto. We have the exclusive right to operate and provide colocation and interconnection services in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Atlanta, Ashburn, Austin, Amsterdam, Chicago, Cleveland, Denver, Las Vegas, Los Angeles, Memphis, Miami, Minneapolis, Montreal, Nashville, Paris, Phoenix, San Diego, Santa Clara, Toronto and four additional locations in Europe. All of our facilities are network-neutral, have ample power to meet customer needs, backup power in the form of batteries and generators, air conditioning, modern fire suppression equipment, 24/7 security and equipment monitoring, and redundant cooling capabilities. We have long-term leases with the owners of each of the buildings where we provide colocation services. Our colocation facilities total approximately 870,000 square feet of billable colocation space.

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

Our Segments and Services

We provide high-bandwidth infrastructure services over our extensive metro, regional, and long-haul fiber networks and through our interconnect-oriented datacenter facilities.  We provide our products and services through our six operating segments: Fiber Solutions, Transport, Enterprise Networks, Zayo Colocation (zColo), Allstream and Other.

Across our segments, we operate individual Strategic Product Groups (“SPGs”). Each SPG has financial accountability and decision-making authority, which promotes agility in the fast-moving markets we serve. Financial information for each of our operating segments and our domestic and foreign operations is contained in Note 15 – Segment Reporting to our consolidated financial statements.

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

Transport.  The Transport segment provides lit bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks. The segment uses optronics to light the fiber, and our customers pay for service based on the amount and type of bandwidth they purchase. Our services within this segment include wavelengths, wholesale IP services and SONET. We target customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.  SPGs within the Transport segment include:

•

Zayo Wavelength Services (“Waves”).  Through our Waves SPG, we provide lit bandwidth infrastructure services to customers by using optical wavelength technology. The service is provided by using DWDM optronic equipment to “multiplex” multiple channels (i.e., wavelengths) of dedicated capacity on a single fiber pair. The wavelength group provides its services in speeds of 1G, 2.5G, 10G, 40G, and 100G. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.

•

Internet Protocol (“IP”) Transit.  The IP Transit SPG provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol technology. IP technology transports data across multiple circuits over a shared infrastructure from the customer source to the customer required destination. Information leaving the source is divided into multiple packets and each packet traverses the network utilizing the most efficient path and means available, as determined by a network of IP routers. Packets of information may travel across different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. Services are generally used to exchange or access traffic on the public Internet. Services are provided in speeds ranging from 10Mb to 100G on a single customer port interface. Customers include regional telecommunications and cable carriers, ISPs, enterprises, educational institutions and content companies. Services are typically provided for terms between one and three years for a fixed recurring monthly fee and in some cases a usage-based and/or an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from the customer location to a public Internet exchange.

•

Zayo SONET Services.  Our SONET Services SPG provides lit bandwidth infrastructure services to its customers utilizing SONET technology. SONET is a standardized protocol that transfers multiple digital bit streams over optical fiber using lasers. SONET technology is often used to support private line services. This protocol enables transmission of voice, data and video at high speeds. SONET networks are protected, which provides for virtually instantaneous restoration of service in the event of a fiber cut or equipment failure. Services are provided in speeds ranging from DS-1 (1.54Mb) to OC-192 (10G) of capacity. Customers in this group are largely carriers. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. SONET is generally a legacy product that is gradually being replaced by Ethernet, wavelength and dark fiber services. As a result, the SONET SPG generally manages its business to maximize cash generation and deploys minimal growth capital.

Enterprise Networks. The Enterprise Networks segment provides communication solutions to medium and large enterprises. Our services within this segment include Ethernet, enterprise private and connectivity services, managed services and cloud based compute and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.  SPGs within the Enterprise Networks segment include:

•

Zayo Ethernet Services.    Our Ethernet Services SPG provides lit bandwidth infrastructure services to its customers utilizing Ethernet technology. Ethernet services are offered in metro markets as well as between metro areas (intercity) in point-to-point and multi-point configurations. Unlike data transmission over a dedicated wavelength network, information transmitted over Ethernet is transferred in a packet or frame across the network. The frame enables the data to navigate across a shared infrastructure in order to reach the customer required destination. Services are provided in speeds ranging from 10Mb to 10G. Customers include carriers, financial services companies, healthcare, government institutions, education institutions and other enterprises. Services are typically provided for terms between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.

•

Enterprise Private and Connectivity (“EPIC”).  Our EPIC SPG provides lit bandwidth infrastructure services to its customers utilizing Internet Protocol and managed Wide Area Network (“WAN”) technology. Services are generally used to exchange or access traffic on the public Internet and include Dedicated Internet Access (“DIA”), IP Virtual Private Networks (“VPN”) and Distributed Denial of Service (“DDos”) mitigation services. Services are typically provided for terms between one and ten years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and transport required to carry traffic from customer location to an Internet gateway.

•

Managed Security Services (“MSS”).   Our MSS SPG provides technical resources to prevent, detect and respond to malicious threats, specializing in content and web filtering, authentication and identity management, cloud security and encryption.

•

Zayo Cloud Services (“Cloud”).  The Zayo Cloud Services SPG combines private cloud, public cloud and managed services in order to provide its customers infrastructure as a service (IaaS) which enables on-demand scaling and virtual computing in hybrid environments.

Zayo Colocation (“zColo").    The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. Our services within this segment include the provision of colocation space, power and interconnection services in North America and Western Europe. Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. Our data centers also support a large component of our networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream.  The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data services using a variety of technologies for businesses. Allstream also provides services to approximately 70,000 customers in the small and medium business market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration services and Unified Communications. SPG’s within the Allstream segment include:

•

Voice.  The Voice SPG provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies.

•

Small and Medium Business (“SMB”).  The SMB SPG offers a range of data services that help small and medium business customers implement the right data and networking solutions for their business. Those scalable data services make use of technologies including Ethernet services, IP/MPLS VPN Solutions, and wavelength services.

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

During Fiscal 2017, we changed our reportable segments. With the continued increase in our scope and scale, effective January 1, 2017, our chief operating decision maker ("CODM"), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of revising our reportable segments and re-aligning our existing SPGs within these segments.  The change in structure also had the impact of consolidating and/or regrouping existing SPGs and product offerings among our reportable segments and disaggregating the legacy Zayo Canada segment among the existing SPGs and a new Allstream reportable segment.  The change in structure also resulted in adjustments to intercompany pricing which more closely align to third party pricing on the services which are provided between our SPGs.

Our legacy SPGs included Dark Fiber and Mobile Infrastructure Group (“MIG”).  Effective January 1, 2017, the Dark Fiber and MIG SPGs were merged together and are now reported as part of the Fiber Solutions reporting segment.  Waves and Ethernet services that are provided on dedicated dark fiber strands and colocation facilities that support only dark fiber customers which were historically reported as part of the Waves, Ethernet or zColo SPGs were transferred to the Fiber Solutions reportable segment effective January 1, 2017 (the “Dedicated Services Transfers”).

Our legacy Waves, IP and Sonet SPGs, after giving effect to the Dedicated Services Transfers, are now reported under the Company’s Transport reportable segment.

Our legacy Ethernet and Cloud SPGs, after giving effect to the Dedicated Services Transfers, are now reported under the Company’s Enterprise Networks segment.

Our legacy Zayo Canada reporting segment was disaggregated based upon the products offered by the legacy Zayo Canada segment to our existing SPGs and two new SPGs were established: Voice and SMB.

All prior period segment level financial and operating metrics included in this Annual Report have been recast to conform to the current period presentation for comparability.

Our Operations

Network Management and Operations

Our primary network operating center (“NOC”) is located in Tulsa, Oklahoma and provides 24 hours per day, 365 days per year monitoring and network surveillance. As part of our business continuity plan, our primary NOC is backed up by several regional operations centers located in Washington, D.C.; Allentown, Pennsylvania; and Butte, Montana. We continually monitor for, and proactively respond to, any events that negatively impact or interrupt the services that we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring that we meet our service level agreements.

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

Our Sales and Marketing Organization

Our business primarily engages in direct sales through our sales organization, consisting of 250 sales representatives as of June 30, 2017. Each of these sales representatives is part of an enterprise or carrier focused sales team led by a sales director whose team is responsible for meeting a set of quarterly bookings targets. The sales organization sells services across all our SPGs. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.

The sales organization is organized into direct sales channels that generally align around both region and customer. Each of these channels maintains dedicated sales and solutions engineering support resources. There are three direct sales channels in North America and one in Europe, each of which are geographically focused supporting key customers, particularly in the financial, webscale, media and gaming, data center, and government verticals.    In addition to those regional channels, there are dedicated teams focused on our wireline and wireless customers and ecosystem across all geographies.

In addition to the direct channels discussed above, an indirect sales channel manages our channel partner program with various high value telecom sales agents.

Our direct sales force is compensated through a unique system relative to typical industry practices. Sales staff are compensated through salary and incentive compensation, which is comprised of cash and equity.  Incentive compensation is achieved based upon the net present value (“NPV”) of the contracted services sold, the incremental revenue related to contracted services sold and the effective management of churn related to the accounts they manage. We believe that this compensation system best aligns the interests of our salespeople, management and our stockholders. It also is an example of the financial philosophy and culture that we have developed since our inception

Separate from the sales groups, we have a corporate marketing group that is responsible for our web presence, customer facing mapping tools, marketing campaigns, and public relations. The sales organization is further supported by product management teams that are organized into the SPGs.

Our Customers

Our customers generally have a significant and growing need for the bandwidth infrastructure services that we provide. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers), and other bandwidth-intensive businesses in the education, healthcare, financial services, governmental and technology entities. Our largest single customer, based on recurring revenue, accounted for approximately 8% of our revenue during the year ended June 30, 2017, and total revenues from our top ten customers accounted for approximately 27% of our revenue during the same period. These customers are multinational organizations with substantial liquidity and access to capital, and whose bandwidth needs are mission-critical to their own businesses and strategies. While these large customers generally have a finite set of master contracts with us, they procure a large volume of individual services with us, each of which has its own service detail and term.

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

•

Intelligently Expand Through Acquisitions.    We have made 41 acquisitions to date for an aggregate purchase price, net of cash, of $6.5 billion. We believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies, and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach, and broaden our customer base.  We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including expected return on capital, the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network, and the opportunity to create value through the realization of cost synergies.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the markets we serve:

•

Unique Bandwidth Infrastructure Assets.    We believe replicating our extensive metro, regional, and long-haul fiber assets would be difficult given the significant capital, time, permitting, and expertise required. Our fiber spans over 123,841 route miles and 10,438,246 fiber miles (representing an average of 84 fibers per route), served 391 geographic markets in the United States, Canada and Europe, and connect to approximately 31,000 buildings. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar high-bandwidth infrastructure and connectivity solutions, which we believe provides us with a sustainable competitive advantage in these markets, and positions us as a mission-critical infrastructure supplier to the largest users of bandwidth. We believe that the vast majority of customers using our network, including our lit bandwidth, fiber-to-the-tower, and dark fiber customers, choose our services due to the quality and reach of our network, and the ability our network gives us to innovate and scale with their growing bandwidth needs. Additionally, we operate 49 data center facilities, which are located in eleven of the most important carrier hotels in the U.S., Canada and France. This collective presence, combined with our high network density, creates a network effect that helps us retain existing customers and attract new customers. From July 1, 2014 through June 30, 2017, exclusive of acquisitions, we have invested approximately $2.1 billion of capital in our networks, including expansion and maintenance expenditures.

•

Strong Revenue Growth, Visibility, and Durability.    We have consistently grown our organic revenue, as gross installed revenue has exceeded churn processed in every quarter since we began reporting in March 2010. We believe our exposure to the enduring trend of increasing bandwidth consumption, combined with our focused execution, have allowed us to achieve this consistent growth. We typically provide our bandwidth infrastructure services for a fixed monthly recurring fee under multi-year contracts. Our contract terms range from one year to twenty years. Our customers use our bandwidth infrastructure to support their mission-critical networks and applications. The switching costs and effort required to replace our services can be high, particularly for the services within our Fiber Solutions and Transport segments, given the criticality of our services and the potential cost and disruption. We believe that increasing bandwidth needs combined with the mission-critical nature of our services provided under multi-year contracts create strong revenue growth, visibility, and durability, which support our decision-making abilities and financial stability. We believe that our industry’s high barriers to entry, our economies of scale and scope and customer switching costs contribute to our strong financial performance.

•

Customer Service and Ability to Innovate for Our Customers.    Our sales and product professionals work closely with potential and existing customers to design tailored high-bandwidth connectivity solutions across our SPGs to meet specific, varying, and evolving customer needs. We are focused on delivering high-quality, reliable service to our customers. We achieve this by leveraging our contiguous network to expand with our customers as they seek to build scale, coverage, and/or performance. Additionally, our focus on serving the largest and most sophisticated users of bandwidth keeps our sales, engineering, and service organizations attuned to the latest technologies, architectures, and solutions that our customers may seek to implement. We believe our willingness to innovate for our customers and our dedication to customer service help establish our position as an important infrastructure supplier and allow us to attract new customers and businesses, sell an increasing amount of services to our existing customers, and reduce customer turnover.

•

Strategic, Operational and Financial Transparency Excellence.    As part of our strategy to serve the largest users of bandwidth, we have completed and integrated 41 acquisitions to date. Our acquired assets have been combined to create a contiguous network with the ability to provision and maintain local, regional, national, or international high-bandwidth connections across our SPGs. Our entire network, sales and churn activity, installation pipeline, NPV commission plans, and all customer contracts are managed through an integrated operating and reporting platform, which gives management strong visibility into the business and improves our ability to drive return-maximizing decisions throughout the organization. Our focus on operational and financial transparency not only allows us to be very nimble in attacking various market opportunities, but also provides us the ability to deliver disclosure that our stockholders and other stakeholders can use to accurately judge management’s performance from a capital allocation, financial, and operational perspective.

•

Financially Focused and Entrepreneurial Culture.    Virtually all operational and financial decisions we make are driven by the standard of maximizing the value of our enterprise. Our sales commission plans use an NPV-based approach with the goal of encouraging the proper behavior within our sales force, and our SPGs are held to group level equity internal rate of return (“IRR”) targets set by management. To align individual behaviors with stockholder objectives, equity compensation is used throughout the Company, and our compensation plans include a larger equity component than we believe is standard in our industry.  In addition to striving for industry-leading operational and growth outcomes to drive value creation, we are prepared to use debt capacity to enhance stockholder returns, but not at the expense of other stakeholders and only at levels we believe are in the long-term interests of the Company, our customers, and our stockholders. Finally, our owners’ manual, mission, and investor transparency all serve to enhance cultural alignment across the Company and our stockholders.

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

Fiber Solutions

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

Specific dark fiber competitors vary significantly based on geography, and often a particular solution can be provided by only one to three carriers that have sufficient fiber in place in the desired area or route. Historically, these competitors have fallen into two categories: first, privately owned regional bandwidth infrastructure providers with a similar degree of focus (e.g., Lightower) and second, single market dark fiber providers with market and fiber construction expertise (e.g., DQE Communications and Edison Carrier Solutions). More recently other multi-geography competitors have emerged due to acquisitions in the industry (e.g.,Crown Castle and Uniti).

Competition in mobile infrastructure services tends to mirror dark fiber services because of the need to own and operate an expansive and deep metro fiber network in order to compete. Given the frequent need to expand upon an existing fiber footprint in order to access additional cell towers and small cell locations, project management expertise and access to capital is also a key competitive factor. One additional criterion is that wireless carriers prefer to work with a more finite group of mobile infrastructure providers on either a metro or regional geographic basis. As a result, the competitive group tends to match that of dark fiber services, with the addition of two competitive groups. First, local cable providers and ILECs who will sometimes break from their retail and small enterprise core focus to compete for FTT business, often as a result of legacy copper or coaxial-based services provided to these towers. Second, microwave backhaul providers who focus on more remote or rural towers that have lesser bandwidth needs that they can serve with less capital-intensive (and less bandwidth-capable) microwave solutions at a lower total cost. Examples of these additional mobile infrastructure competitors are Comcast, CenturyLink, Crown Castle, Conterra and Mobilitie.

Transport

We believe that some of the key factors that influence our customers’ selection of us as their transport provider are our ability to provide an on-net service that utilizes our fiber network on an end-to-end basis, the availability of high capacity services up to 100G or higher as optical technology advances, the uniqueness, quantity and latency of available intercity and metro routes, the peering capacity and reach of our IP network, the price of the service provided, and the ongoing level of network availability provided.

Generally, price competition varies depending on the location of the service endpoints and carrier uniqueness of network assets. We face direct price competition when there are other fiber-based carriers who have intercity networks that leverage similar fiber routes with similar end to end route latency. Often a particular solution can be provided by only one to three carriers that have comparable network reach in place. Typically, these competitors are publicly traded communications service providers that provide bandwidth infrastructure, such as Level 3 Communications, Inc., TeliaSonera, or Cogent Communications, or in certain geographies are privately-held companies such as Windstream or EU Networks.  We may also compete with large, well-capitalized ILECs, such as AT&T Inc. and CenturyLink, Inc., who have a well established and global IP offering. We believe that price competition will continue where our competitors have comparable existing fiber and optical networks. Some of our competitors have long-standing customer relationships, very large enterprise values, and significant access to capital.

Enterprise Networks

Enterprise Networks is focused on offering network connectivity, cloud and cyber security solutions to large multi-site enterprises. The competition is intense and varied for the enterprise IT business and the specific competitors based on each of the service categories and geographies. Our key challenges range from aggressive pricing to an evolving competitive field with the completion of each new merger or acquisition.

From a network connectivity perspective, our competitors range from well-capitalized ILECs such as AT&T Inc., CenturyLink, Inc./Level3, and Verizon Communications Inc/XO, or publicly traded communications service providers that provide bandwidth infrastructure, such as Cogent and Windstream. In some geographies, we also compete with Lightower, GTT and Comcast. For cloud services our competition also varies depending on the type of service. For example, we compete with Dell EMC, HPE and NetApp in the Private Cloud market but we compete with AWS and Rackspace and smaller cloud service providers for Object-Based Storage business. In the area of cybersecurity, the competitive field is vast and specialized and will vary depending on the specific security need ranging from infrastructure security, endpoint security, application security, managed security to threat analysis and protection, Internet of Things and data security to name a few.

Many of our competitors in the enterprise market are well established with long-standing relationships and we must compete in a variety of aspects as enterprise IT buyers are tech savvy and well informed. As an example, purchasers of network services generally base their decisions on the best value, which includes price, route (diversity and latency), flexibility, and customer service perspective. Two of our key competitive challenges are brand recognition and product set awareness. However, we believe we are very competitive when we can communicate our capabilities that include our dense, global fiber network, our ability to implement complex custom solutions and our responsive customer service at a price that meets the customer’s budget. With Enterprise Networks, we believe we can aggressively compete with the short list of single source global providers.

zColo

The market for our colocation and interconnection services is very competitive. We compete based on location, quality of service, network-neutrality, breadth of network connectivity options, type and quantity of customers in our data centers, and location. We compete against both large, public colocation providers who have significant enterprise values, and privately-held, well-funded colocation providers. Some of our competitors have longer-standing customer relationships and significantly greater access to capital, which may enable them to materially increase data center space, and therefore lower overall market pricing for such services. Several of our competitors have much larger colocation facilities in the markets where we operate. Others operate globally and are able to attract a customer base that values and requires global reach and scale.

These focused interconnection and colocation service providers include:  Equinix, Coresite,  Cologix,  Peak 10,  Digital Realty Trust Inc,  and QTS Realty Trust Inc.  These companies offer similar services and operate in similar markets to us.

Allstream

Allstream serves business customers throughout the United States and Canada.  Its communications technologies and services include a range of scalable IP, cloud, voice and data solutions that help organizations communicate and collaborate more efficiently and profitably. Our largest competitors in Canada are the incumbent telecommunications companies Bell, TELUS and Rogers.  Our largest U.S. competitors are Masergy, Comcast, WAVE, CenturyLink and Verizon.  We also compete with other telecommunications companies, such as established cable and hydro companies, and smaller companies or re-sellers that have a more limited network.

Other

We do not own any significant intellectual property, nor do we spend a material amount on research and development. Our working capital requirements and expansion needs have been satisfied to date through equity contributions, debt issuances, proceeds from our initial public offering (“IPO”) and follow-on equity offering, and cash provided by operating activities.

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

Risks Related to our Business

We have historically generated net losses since our inception and could incur losses in the future.

We have historically generated net losses since our inception and could incur losses in the future. These net losses primarily have been driven by significant depreciation, amortization, interest expense, and stock-based compensation. During Fiscal 2017, we had depreciation and amortization expense of $606.9 million, stock-based compensation expense of $114.1 million, and interest expense of $241.5 million. At June 30, 2017, we had $5,710.3 million of total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs). We cannot assure you that we will generate net income in the future.

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

Our largest single customer, based on recurring revenue, accounted for approximately 8% of our revenue during Fiscal 2017, and total revenues from our top ten customers accounted for approximately 27% of our revenue during Fiscal 2017. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our service offerings. Our customer contracts typically have terms of one to twenty years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of such contracts. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer services or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer services from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

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

We have previously engaged in and may continue to engage in acquisitions, such as the AboveNet, Allstream and Electric Lightwave acquisitions that are large or include products outside of the traditional communications infrastructure product base, which may present greater challenges to integrate than other acquisitions and may expose us to different or additional business risks. Difficulties with integration could cause material customer disruption and dissatisfaction, which could in turn increase churn and reduce new sales. Additionally, we may not be able to integrate acquired businesses in a manner that permits us to realize the cost synergies we anticipate in the time, manner, or amount we currently expect, or at all. Our actual cost synergies, cost savings, growth opportunities, and efficiency and operational benefits resulting from any acquisition may be lower and may take longer to realize than we currently expect. In addition, some recently acquired companies have had Adjusted EBITDA margins that were lower than ours, which had a negative impact on our overall Adjusted EBITDA margins. Electric Lightwave had a lower Adjusted EBITDA margin than we do; future acquisitions may also have lower Adjusted EBITDA margins. In addition, as a result of our frequent acquisitions, research analysts’ valuation models may not take into account current acquisitions, or they may not correctly or timely include the effects of such acquisitions, which may cause our reported results to differ from their expectations.

We may incur additional debt to assist in the funding of these potential transactions, which may increase our leverage. Further, additional transactions could cause disruption of our ongoing business and divert management’s attention from the management of daily operations to the closing and integration of the acquired business. Acquisitions also involve other operational and financial risks such as:

•	increased demand on our existing employees and management related to the increase in the size of the business and the possible distraction from our existing business due to the acquisition;
•	loss of key employees and salespeople of the acquired business;
•	liabilities of the acquired business, both unknown and known at the time of the consummation of the acquisition;
•	discovery that the financial statements we relied on to buy a business were incorrect;
•	expenses associated with the integration of the operations of the acquired business;
•	the possibility of future impairment, write-downs of goodwill and other intangibles associated with the acquired business;
•	finding that the services and operations of the acquired business do not meet the level of quality of those of our existing services and operations; and
•	determining that the internal controls of the acquired business were inadequate.

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

If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.

Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, operational, marketing, sales, administrative and managerial skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. In addition, subject to limited exceptions, none of the members of our management team and other key employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

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

Our contracts with customers typically contain service guarantees (including network availability) and service delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue. In Fiscal 2017, lost revenue from failure to meet service level guarantees was approximately $2.6 million. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our service level agreements.

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

We must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate our owned fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon our networks, which may result in impairment charges. In order to operate our networks, we must also maintain fiber leases and IRU agreements that we have with public and private entities. There is no assurance that we will be able to renew those fiber routes on favorable terms, or at all. If we are unable to renew those fiber routes on favorable terms, we may face increased costs or reduced revenues.

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

Our operations, financial performance and liquidity are materially reliant on key suppliers and vendors.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. We also rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies or services on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

As of June 30, 2017, our total debt (including capital lease obligations and before any unamortized discounts, premiums or debt issuance costs) was $5,710.3 million, primarily consisting of the following indebtedness incurred by our subsidiaries, Zayo Group, LLC (“ZGL”) and Zayo Capital, Inc. (“Zayo Capital”): $1,430.0 million of 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), $900.0 million of 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”), $1,350.0 million of 5.75% senior unsecured notes due 2027 (the “2027 Unsecured Notes”, collectively with the 2023 and 2025 Unsecured Notes, the “Notes”), a $498.8 million senior secured term loan facility due 2021, a $1,429.9 million senior secured term loan facility due 2024 (the “Term Loan Facility”) and $101.6 million in capital lease obligations. In addition, ZGL and Zayo Capital have a $450.0 million senior secured revolving credit facility  (the “Revolver,” and collectively with the Term Loan Facility, the “Credit Facility”), of which $442.2 million was available at June 30, 2017, subject to certain conditions. Subject to the limitations set forth in the indentures (the “Indentures”) governing the Notes and the agreement governing the Credit Facilities (the “Credit Agreement”), ZGL may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.  Our level of debt could have important consequences, including the following:

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2017 were $195.6 million, and represented 21% of our cash flows from operating activities. Cash payments related to principal payments on our debt obligations (including capital leases) during the year ended June 30, 2017 were $7.9 million (exclusive of our $1,837.4 million January Term Loan Facility amendment and our $570.1 million prepayment on our Term Loan Facility), which are reflected in our cash flows from financing activities, and represented less than 1.0% of our cash flows from operating activities during the period.

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

As a result of these covenants, we are limited in the manner in which we may conduct our business, and as a result we may be unable to engage in favorable business activities or finance future operations or capital needs. The ability to comply with some of the covenants and restrictions contained in the Indentures and the Credit Agreement may be affected by events beyond our control. If market or other economic conditions deteriorate, ZGL’s ability to comply with these covenants may be impaired.

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

A failure to comply with the covenants, ratios, or tests in the Indentures or the Credit Agreement, the agreement governing any future indebtedness could result in an event of default under the Indentures, the Credit Agreement or such agreement governing any future indebtedness, as applicable, which if not cured or waived could have a material adverse effect on our business, financial condition, and results of operations.

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

At June 30, 2017, we had approximately $1,662.5 million of U.S. federal net operating losses (“NOLs”), which relate primarily to prior acquisitions. Under certain circumstances, these NOLs can be used to offset our future U.S. federal taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.”  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, it is possible that there will be increased regulatory complexities that may adversely affect our operations and financial results. In addition, the announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, which may adversely affect our results of operations and the value of our international assets and investments.

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

We conduct a portion of our business using the British Pound Sterling (‘‘GBP’’), Canadian Dollar and the Euro. Appreciation of the U.S. Dollar adversely affects our consolidated revenue. For example, the U.S. Dollar has appreciated significantly against the GBP, Euro and Canadian Dollar recently, which has impacted our consolidated revenues and Adjusted EBITDA and may continue to impact future periods. Since we tend to incur costs in the same currency in which those operations realize revenue, the effect on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar continues to appreciate significantly, future revenues, operating income and operating cash flows could be materially affected.

We may be vulnerable to security breaches that could disrupt our operations and adversely affect our business and operations.

Despite security measures and business continuity plans, our information technology networks and infrastructure may be vulnerable to damage, disruptions, or shutdowns due to unauthorized access, computer viruses, cyber-attacks, distributed denial of service, and other security breaches. An attack on or security breach of our network could result in interruption or cessation of services, our inability to meet our service level commitments, and potentially compromise customer data transmitted over our network. We cannot guarantee that our security measures will not be circumvented, resulting in network failures or interruptions that could impact our network availability and have a material adverse effect on our business, financial condition, and operational results. We may be required to expend significant resources to protect against such threats. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers. Any such events could result in legal claims or penalties, disruption in operations, misappropriation of sensitive data, damage to our reputation, and/or costly response measures, which could adversely affect our business. Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

We may be subject to litigation that could have a substantial, adverse impact on our business

From time to time we are subject to litigation, including claims related to employment, commercial transactions, construction and real estate.  Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. While we do not view any of our current litigation to be material, current or future litigation could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.

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

Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting in Fiscal 2016 that were remediated during Fiscal 2017. There can be no assurance that our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results or financial condition, may result in restatement of our consolidated financial statements, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

Risks Related to Our Industry

We could face increased competition from companies in the telecommunications and media industries that currently do not focus on bandwidth infrastructure.

Many of our competitors in the bandwidth infrastructure space are other focused bandwidth infrastructure providers that operate on a regional or local basis. In some cases, we also compete with communications service providers who also own certain infrastructure assets and make them available to customers as an infrastructure service. These communication service providers include ILECs, such as AT&T, Verizon, and CenturyLink, and cable television companies, such as Comcast and Cox.

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

Certain of our services and facilities are subject to regulation that could change or otherwise impact us in an adverse manner.

Communications services and facilities are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications services and electronic communications networks in Europe, Canada and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”) and France’s Autorité de Régulation des Communications Électroniques et des Postes (“ARCEP”). In addition, in the United States, both the FCC and the state public utility commissions or similar regulatory authorities (“State PUCs”) typically require us to maintain licenses, file periodic reports, pay various regulatory fees and assessments, and to otherwise comply with their regulations. Similarly, in Canada, we are subject to the rules and oversight of the Canadian Radio-Television and Telecommunications Commission (“CRTC”), the Minister of Innovation Science and Economic Development, as well as the laws and regulations of other federal and provincial bodies. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions, investments, or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, ARCEP, CRTC and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee and other obligations. Changes in current regulation or determinations that we have not complied with existing regulations and obligations may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees and other assessments to which we are subject, subject us to potential enforcement proceedings or audits that could result in fines or other penalties where noncompliance has occurred, or have other adverse effects on our future operations in the United States, Canada and/or Europe.

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

We have elected not to be governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”); however, our amended and restated certificate of incorporation includes similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for three years following the time that such stockholder became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own, within three years prior to the determination of interested stockholder status, 15% or more of a corporation’s voting stock. Pursuant to our amended and restated certificate of incorporation, the term “interested stockholder” does not include certain entities listed in our certificate of incorporation that were preferred equity holders of CII at the time of our IPO (the “Exempt Stockholders”), each of their respective affiliates, and any of their respective direct or indirect transferees and any group as to which such persons are a party.

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

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 40% of our outstanding common stock as of June 30, 2017. As a result, these stockholders, acting together, would have the ability to effectively control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties are fiber optic networks and their component assets. We own a majority of the communications equipment required for operating the network and our business. As of June 30, 2017, we own or lease approximately 123,841 route miles or 10,438,246 fiber miles. We provide colocation and interconnection services utilizing our own data centers located within major carrier hotels and other strategic buildings in 49 locations throughout the United States, Canada and Europe. We generally do not own the buildings where we provide our colocation and interconnection services; however, the zColo group manages approximately 870,000 square feet of billable colocation space. See “Item 1. Business” for additional discussion related to our network and colocation properties.

We lease our corporate headquarters in Boulder, Colorado as well as regional offices and sales, administrative and other support offices. Our corporate headquarters located at 1805 29th Street, Suite 2050, Boulder, Colorado is approximately 30,000 square feet. We lease properties to locate the POPs necessary to operate our networks. Office and POP space is leased in the markets where we maintain our network and generally averages 17,000 square feet. Each of our business units utilize these facilities.  The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term.

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

Year Ended June 30, 2017	High	Low
First Quarter	30.59	27.16
Second Quarter	35.65	29.48
Third Quarter	34.42	29.30
Fourth Quarter	35.49	30.65

Year Ended June 30, 2016	High	Low
First Quarter	29.62	23.91
Second Quarter	27.74	21.89
Third Quarter	27.10	19.59
Fourth Quarter	28.27	23.68

On August 17, 2017, the closing price per share of our common stock on the NYSE was $33.36 per share, and there were approximately 169 stockholders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on our common stock from our IPO in October 2014 through June 30, 2017, compared to the S&P 500 Index and the NASDAQ Telecommunications Index. The comparison assumes a hypothetical investment in our common stock and in each of the foregoing indices of $100 at October 17, 2014, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

	October 17, 2014	June 30, 2015	June 30, 2016	June 30, 2017
Zayo Group Holdings, Inc. Common Stock	$100	$116.76	$126.71	$140.09
S&P 500 Index	$100	$109.26	$111.14	$128.19
NASDAQ Telecommunications Index	$100	$109.97	$108.86	$123.89

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the quarter ended June 30, 2017.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for Zayo Group Holdings, Inc. for the periods and as of the dates indicated. The selected historical consolidated financial information as of and for the years ended June 30, 2017, 2016, 2015, 2014 and 2013 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.  These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(in millions, except for per share data)
Consolidated Statements of Operations Data
Revenue	$2,199.8	$1,721.7	$1,347.1	$1,123.2	$1,004.4
Operating costs and expenses	1,826.0	1,481.4	1,178.1	1,067.1	894.8
Operating income	373.8	240.3	169.0	56.1	109.6
Other expenses, net	(269.7)	(308.0)	(333.1)	(200.4)	(279.4)
(Loss)/earnings from continuing operations before income taxes	104.1	(67.7)	(164.1)	(144.3)	(169.8)
Provision/(benefit) for income taxes	18.4	8.5	(8.8)	37.3	(24.2)
Income/(loss) from continuing operations	85.7	(76.2)	(155.3)	(181.6)	(145.6)
Earnings from discontinued operations, net of income taxes	—	—	-	2.3	8.4
Net income/(loss)	$85.7	$(76.2)	$(155.3)	$(179.3)	$(137.2)
Weighted-average shares used to compute net loss per share:
Basic	243.9	243.3	235.4	223.0	223.0
Diluted	246.8	243.3	235.4	223.0	223.0
Income/(loss) from continuing operations per share:
Basic and diluted	$0.35	$(0.31)	$(0.66)	$(0.81)	$(0.65)
Earnings from discontinued operations per share
Basic and diluted	$—	$—	$—	$0.01	$0.04
Net income/(loss) per share
Basic and diluted	$0.35	$(0.31)	$(0.66)	$(0.80)	$(0.61)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$220.7	$170.7	$308.6	$297.4	$91.3
Property and equipment, net	5,016.0	4,079.5	3,299.2	2,822.4	2,437.7
Total assets	8,739.4	6,727.5	6,094.6	4,981.7	4,152.1
Long-term debt and capital lease obligations, including current portion	5,639.3	4,136.0	3,701.4	3,179.0	2,744.8
Total stockholders' equity	1,410.5	1,219.2	1,211.2	416.4	606.3

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

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2017 as “Fiscal 2017,” the fiscal year ended June 30, 2016 as “Fiscal 2016,” and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

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

Enterprise Networks. The Enterprise Networks segment provides communication solutions to medium and large enterprises. Our services within this segment include Ethernet, enterprise private and connectivity services, managed services and cloud based compute and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.

Zayo Colocation (zColo). The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. Our services within this segment include the provision of colocation space,  power and interconnection services in North America and Western Europe.  Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. Our data centers also support a large component of our networking equipment for the purpose of aggregating and distributing data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream. The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data services using a variety of technologies for businesses.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Allstream also offers a range of data services that help small and medium business (“SMB”) customers implement the right data and networking solutions for their business. Those scalable data services make use of technologies including Ethernet services, IP/MPLS VPN Solutions, and wavelength services.  Allstream provides services to approximately 70,000 customers in the SMB market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration services and unified communications.

Other. Our Other segment is primarily comprised of Zayo Professional Services (“ZPS”). We provide network and technical resources to customers who wish to leverage our expertise in designing, acquiring and maintaining networks. Services are typically provided for a term of one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunications equipment sales.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the on-going demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 41 acquisitions to date.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

KIO Networks US Data Centers

On May 1, 2017, the Company completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego data centers.  The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and 2 megawatts of critical, IT power, with additional power available.  As of June 30, 2017, $1.2 million of the purchase consideration is held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The results of the acquired KIO Networks US business are included in our operating results beginning May 1, 2017.

Electric Lightwave Parent, Inc.

On March 1, 2017, we acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecom services provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments.  The acquisition was funded through debt and cash on hand.

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

Santa Clara Data Center

On October 3, 2016, we acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $11.3 million. The net purchase consideration, which was valued using a discounted cash flow method, will be paid in ten quarterly payments of $1.3 million, beginning in the December 2016 quarter. As of June 30, 2017, the remaining consideration to be paid was $8.9 million.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three megawatts of critical power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to our long haul dark fiber routes between San Francisco and Los Angeles.

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

Summary of Business Acquisitions

The table below summarizes the dates and purchase prices (which are net of cash acquired and include assumption of debt and capital leases) of all acquisitions and asset purchases through June 30, 2017.

Acquisition	Date	Acquisition Cost
		(in millions)
Memphis Networx	July 31, 2007	$9.2
PPL Telecom	August 24,2007	46.3
Indiana Fiber Works	September 28, 2007	22.6
Onvoy	November 7, 2007	70.0
Voicepipe	November 7, 2007	2.8
Citynet Fiber Networks	February 15, 2008	99.2
Northwest Telephone	May 30, 2008	5.2
CenturyTel Tri-State Markets	July 22, 2008	2.7
Columbia Fiber Solutions	September 30, 2008	12.1
CityNet Holdings Assets	September 30, 2008	3.4
Adesta Assets	September 30, 2008	6.4
Northwest Telephone California	May 26, 2009	0.0
FiberNet	September 9, 2009	96.6
AGL Networks	July 1, 2010	73.7
Dolphini Assets	September 20, 2010	0.2
American Fiber Systems	October 1, 2010	114.1
360networks	December 1, 2011	317.9
MarquisNet	December 31, 2011	13.6
Arialink	May 1 2012	17.1
AboveNet	July 2, 2012	2,210.0
FiberGate	August 31, 2012	118.3
USCarrier	October 1, 2012	16.1
FTS	December 14, 2012	109.7
Litecast	December 31, 2012	22.2
Core NAP	May 31, 2013	7.1
Corelink	August 1, 2013	1.9
Access	October 1, 2013	40.1
FiberLink	October 2, 2013	43.1
CoreXchange	March 4, 2014	17.2
Geo	May 16, 2014	292.3
Neo	July 1, 2014	73.9
Colo Facilities Atlanta	July 1, 2014	51.9
IdeaTek Systems	January 1, 2015	52.7
Latisys	February 23, 2015	677.8
Viatel	December 31, 2015	102.7
Stream Dallas Data Center	December 31, 2015	16.6
Allstream	January 15, 2016	297.6
Clearview	April 1, 2016	18.3
Santa Clara Data Center	October 3, 2016	11.3
Electric Lightwave	March 1, 2017	1,426.6
KIO Networks US Data Centers	May 1, 2017	11.9
Less portion allocated to the discontinued operations of Onvoy, LLC		(62.3)
Total		$6,470.1

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

Substantial Indebtedness

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the then outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The interest rate margins applicable to the portion of the Term Loan Facility due in 2021 were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility required us to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during Fiscal 2016 or Fiscal 2017).

Under the amended and restated Credit Agreement, the Revolver matures at the earliest of (i) April 17, 2020, and (ii) six months prior to the earliest maturity date of the Term Loan Facility, subject to amendment thereof.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on ZGL’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon ZGL’s leverage ratio.

On January 15, 2016, ZGL and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the portion of the Term Loan Facility due 2021 was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0%. The issue discount of $4.8 million on the Amendment is being accreted to interest expense over the term of the Term Loan Facility under the effective interest method. No other terms of the Credit Agreement were amended.  The Incremental Term Loan proceeds were used to fund the Allstream acquisition and for general corporate purposes.

On July 22, 2016, ZGL and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Repricing Amendment, the Incremental Term Loan was repriced at par and will bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

On January 19, 2017, ZGL and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (the “B-2 Term Loan” and along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, ZGL and Zayo Capital added a new $650.0 million term loan tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment the full $2,500.0 million Term Loan Facility including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was issued at a price of 99.75%. Per the terms of the Incremental Amendment, the Revolver matures on April 17, 2020. No other material terms of the Credit Agreement were amended. On April 10, 2017, $570.1 million of the B-2 Term Loan and the Electric Lightwave Incremental Term Loan was repaid from proceeds of issuance of senior unsecured notes as further discussed below. As of June 30, 2017, $1,928.7 million of aggregate principal amount was outstanding under the Term Loan Facility.

In connection with the Incremental Amendment in January 2017 and early repayment of a portion of the term loan in April, we recognized an expense of $18.2 million during Fiscal 2017 associated with debt extinguishment costs. The $18.2 million loss on extinguishment of debt represents a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended, which was deemed to have been extinguished in accordance with applicable accounting guidance in connection with the Incremental Amendment and was extinguished in connection with the early repayment of a portion of the term loan.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Incremental Amendment.

On July 20, 2017, ZGL and Zayo Capital entered into a repricing amendment under the Credit Agreement for the outstanding balances under the B-2 Term Loan and Electric Lightwave Incremental Term Loan (the “Repricing Amendment No. 2”).  Per the terms of the Repricing Amendment No. 2, the B-2 Term Loan and Electric Lightwave Incremental Term Loan was repriced at par and bears interest at a rate of LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.4% and 3.9% at June 30, 2017 and June 30, 2016, respectively. Interest rates on the Revolver as of June 30, 2017 and June 30, 2016 were approximately 3.8% and 3.4%, respectively.

As of June 30, 2017, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.8 million as of June 30, 2017, leaving $442.2 million available under the Revolver, subject to certain conditions.

Senior Unsecured Notes

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

On April 14, 2016, ZGL and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes (the “Incremental 2025 Notes”). The Incremental 2025 Notes were an additional issuance of the existing 6.375% senior unsecured notes due in 2025 (the “2025 Notes” and together with the Incremental 2025 Notes, the “2025 Unsecured Notes”) and were priced at 97.76%. The issue discount of $15.9 million of the Incremental 2025 Notes is being accreted to interest expense over the term of the Incremental 2025 Notes using the effective interest method. The net proceeds from the offering plus cash on hand were used to (i) redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”), including the required $20.3 million make-whole premium and accrued interest, and (ii) repay $196.0 million of borrowings under the then outstanding secured Term Loan Facility. ZGL and Zayo Capital recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility accounted for as an extinguishment during the fourth quarter of Fiscal 2016. Following the offering of the Incremental 2025 Notes, $900.0 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “2027 Unsecured Notes”).  The net proceeds of the 2027 Unsecured Notes, along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition, which closed on March 1, 2017.

On April 10, 2017, ZGL and Zayo Capital  completed a private offering of $550.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “Incremental 2027 Notes”). The Incremental 2027 notes were an additional issuance of the existing 2027 Unsecured Notes and were priced at 104.0%.  The issue premium of $22.0 million of the Incremental 2027 Notes is being accreted to interest expense over the term of the 2027 Unsecured Notes using the effective interest method. The net proceeds from the Incremental 2027 Notes were used to repay certain outstanding balances on the Term Loan Facility that mature on January 19, 2024. Following the offering of the Incremental 2027 Notes, $1,350.0 million aggregate principal amount of the 2027 Unsecured Notes was outstanding as of June 30, 2017.

On July 5, 2017, ZGL and Zayo Capital  closed a private offering of $300.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “July Incremental 2027 Notes”) through an add-on to the 2027 Unsecured Notes issuance priced at 104.25%.  The net proceeds from the July Incremental 2027 Notes were used to further repay certain outstanding balances on the Term Loan Facility that mature on January 19, 2024, resulting in an aggregate principal amount outstanding of $1,618.1 million under the Term Loan Facility. Following the offering of the July Incremental 2027 Notes, $1,650.0 million aggregate principal amount of the 2027 Unsecured Notes are outstanding.

Substantial Capital Expenditures

During Fiscal 2017, 2016, and 2015, we invested $835.5 million, $704.1 million, and $530.4 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

Given the size and amount of acquisitions we have completed, we have estimated the revenue growth rate associated with our organic activity in each period reported. Our estimated organic growth rate is calculated as if acquisitions closed during the periods presented were closed on the first day of the earliest period presented within this

Annual Report. In calculating this pro-forma growth figure we add the revenue recorded by the acquired companies’ (including estimated purchase accounting adjustments) for the reporting periods prior to the date of inclusion in our results of operations, and then calculate the growth rate between the two reported periods.  The estimated pro-forma revenue growth rates  are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated on the first day of the earliest period presented.  As we conduct operations outside of the United States of America and have historically acquired companies with functional currencies other than the United States Dollar (“USD”), the estimated pro-forma revenue growth rates may not adequately reflect operational performance as a result of changes in foreign currency exchange rates.

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the USD—principally the British Pound Sterling (“GBP”) and Canadian Dollar (“CAD”) and to a lesser extent the Euro. Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

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

Prior to our IPO, our stock-based compensation expense contained two components, CII common unit awards classified as liabilities and, to a lesser extent, CII preferred unit awards classified as equity. For the CII common units granted to employees and directors, we recognized an expense equal to the fair value of all of those common units that vest during the period plus the change in fair value of previously vested units, and recorded a liability in respect of those amounts. Following the IPO, our stock-based compensation expense contains three components: previously granted CII common unit awards and CII preferred unit awards and restricted stock unit awards made under our new equity compensation program. For previously granted CII common unit awards, following the IPO, we amortize the offering date fair value of those units (including unvested units) over the vesting period based on expected settlement behavior with a corresponding adjustment to equity, as the awards no longer have cash settlement features. For previously granted CII preferred units, we use the straight line method, over the vesting period, to amortize the fair value of those units, as determined on the date of grant. We recognize stock-based compensation expense for restricted stock unit awards granted to employees, members of management, and directors based on their estimated grant date fair value on a straight line basis over the requisite service period, as adjusted for forfeitures. These restricted stock unit awards are primarily equity classified, except certain awards that have not yet been granted to employees or certain sign-on grants to members of management that contain guaranteed monetary awards at multiple vesting dates. Following our IPO, subsequent changes in the fair value of the CII preferred and common units and restricted stock unit awards granted generally do not affect the amount of expense we recognize. As of December 31, 2016, all CII preferred and common units were fully vested.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. Transaction costs are included in selling, general and administrative expenses in our consolidated statements of operations.

Results of Operations

Refer to “Item 6. Selected Financial Data” for additional financial information for the indicated periods.

Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

Revenue

	For the Year Ended June 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$722.1	$648.8	$73.3	11%
Transport	440.4	391.4	49.0	13%
Enterprise Networks	487.4	359.6	127.8	36%
zColo	214.0	195.4	18.6	10%
Allstream	314.3	106.2	208.1	*
Other	21.6	20.3	1.3	6%
Consolidated	$2,199.8	$1,721.7	$478.1	28%

* Not meaningful

Our total revenue increased by $478.1 million, or 28%, to $2,199.8 million for the year ended June 30, 2017, from $1,721.7 million for the year ended June 30, 2016. The increase in revenue was driven by our Fiscal 2016 and 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue declined by 0.9%. Our pro-forma revenue decline was primarily driven by declining revenue from the voice businesses acquired in our Fiscal 2016 and 2017 acquisitions.  Offsetting this pro-forma decline was organic growth resulting from installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals.

•

Bookings increased period-over-period from $26.6 million to $26.9 million in combined MRR and MAR, excluding Allstream. The total contract value associated with bookings for the year ended June 30, 2017 was approximately $1,490.0 million, excluding Allstream.

•	During the year ended June 30, 2017, the Company recognized net installs of $7.1 million as compared to $9.0 million during the year ended June 30, 2016, excluding Allstream.

•	Monthly churn percentage between the two periods increased to 1.2% from 1.1%, excluding Allstream.

We estimate that the period-over-period acquisition-related revenue growth was approximately 29%.

The average exchange rate between the USD and GBP strengthened by 14.5% during the year ended June 30, 2017.  The average exchange rate between the USD and Euro strengthened by 1.8%. The average exchange rate between the USD and CAD strengthened by 0.3%. Normalizing our revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that the increase in revenue would have been less between the year ended June 30, 2017 and June 30, 2016 by $14.9 million for a total revenue increase of $463.2 million, or 27%.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $73.3 million, or 11%, to $722.1 million from $648.8 million, for the years ended June 30, 2017 and 2016, respectively. The increase was a result of both acquisition-related and organic growth.

Transport.   Revenue from our Transport segment increased by $49.0 million, or 13%, to $440.4 million from $391.4 million for the years ended June 30, 2017 and 2016, respectively. The increase was a result of both acquisition-related and organic growth.

Enterprise Networks.  Revenue from our Enterprise Networks segment increased by $127.8 million, or 36%, to $487.4 million from $359.6 million for the years ended June 30, 2017 and 2016. The increase was a result of both acquisition related and organic growth.

zColo.    Revenue from our zColo segment increased by $18.6 million, or 10%, to $214.0 million from $195.4 million for the years ended June 30, 2017 and 2016. The increase was a result of both acquisition related and organic growth.

Allstream.   Revenue from our Allstream segment increased by $208.1 million to $314.3 million from $106.2 million for the years ended June 30, 2017 and 2016. The increase was a result of acquiring the Allstream business on January 15, 2016 and Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $1.3 million, or 6%, to $21.6 million from $20.3 million, for the years ended June 30, 2017 and 2016, respectively. The Other segment represented approximately 1% of our total revenue during the year ended June 30, 2017.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Year Ended June 30,
	2017		2016
	(in millions)
Monthly recurring revenue	$1,963.3	90%	$1,546.0	90%
Amortization of deferred revenue	117.6	5%	92.5	5%
Usage revenue	72.1	3%	45.9	3%
Other revenue	46.8	2%	37.3	2%
Total Revenue	$2,199.8	100%	$1,721.7	100%

Operating Costs and Expenses

	For the Year Ended June 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$561.3	$478.4	$82.9	17%
Transport	380.5	351.6	28.9	8%
Enterprise Networks	408.0	332.4	75.6	23%
zColo	195.6	190.7	4.9	3%
Allstream	261.6	110.1	151.5	*
Other	19.0	18.2	0.8	4%
Consolidated	$1,826.0	$1,481.4	$344.6	23%

* Not meaningful

Our operating costs increased by $344.6 million, or 23% to $1,826.0 million for Fiscal 2017 from $1,481.4 million for Fiscal 2016. The increase in consolidated operating costs was primarily due to increased costs as a result of Fiscal 2017 and Fiscal 2016 acquisitions, and the organic growth of our network footprint, partially offset by a $41.8 million decrease in stock-based compensation.

Fiber Solutions.   Fiber Solutions operating costs increased by $82.9 million, or 17%, to $561.3 million for Fiscal 2017 from $478.4 million for Fiscal 2016. The increase in operating costs and expenses was primarily a result of a $93.2 million increase in depreciation and amortization as well as our Fiscal 2017 and Fiscal 2016 acquisitions and additional costs associated with the organic growth of our network, partially offset by a $17.7 million decrease in stock-based compensation.

Transport.    Transport operating costs increased by $28.9 million, or 8%, to $380.5 million for Fiscal 2017 from $351.6 million for Fiscal 2016. The increase in operating costs and expenses was primarily a result of our Fiscal 2017 and Fiscal 2016 acquisitions and organic growth of our network.

Enterprise Networks.    Enterprise Networks operating costs increased by $75.6 million, or 23%, to $408.0 million for Fiscal 2017 from $332.4 million for Fiscal 2016. The increase in operating costs and expenses was primarily a result of Fiscal 2017 and 2016 acquisitions and organic growth of our network.

zColo.    zColo operating costs increased by $4.9 million, or 3%, to $195.6 million for Fiscal 2017 from $190.7 million for Fiscal 2016. The increase in operating costs and expenses was primarily a result of Fiscal 2017 and 2016 acquisitions.

Allstream.    Allstream operating costs increased by $151.5 million to $261.6 million for Fiscal 2017 from $110.1 million for Fiscal 2016. The increase in operating costs and expenses was primarily a result of acquiring the Allstream business on January 15, 2016 and Electric Lightwave on March 1, 2017.

Other.    Other operating costs increased by $0.8 million, or 4%, to $19.0 million for Fiscal 2017 from $18.2 million for Fiscal 2016 as a result of increased revenue from equipment sales.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2017 and 2016:

	For the Year Ended June 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Netex	$418.8	$283.0	$135.8	48%
Compensation and benefits expenses	273.6	216.8	56.8	26%
Network operations expense	244.7	194.5	50.2	26%
Other expenses	147.4	93.4	54.0	58%
Transaction costs	20.5	21.5	(1.0)	(5)%
Stock-based compensation	114.1	155.9	(41.8)	(27)%
Depreciation and Amortization	606.9	516.3	90.6	18%
Total operating costs and expenses	$1,826.0	$1,481.4	$344.6	23%

Netex.    Our Netex increased by $135.8 million, or 48%, to $418.8 million for Fiscal 2017 from $283.0 million for Fiscal 2016. The increase in Netex was primarily due to our Fiscal 2017 and Fiscal 2016 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $56.8 million, or 26%, to $273.6 million for Fiscal 2017 from $216.8 million for Fiscal 2016.

The increase in compensation and benefits expenses reflected the increase in headcount from 3,224 for Fiscal 2016 to 3,794 for Fiscal 2017 to support our growing business, including employees retained from businesses acquired during Fiscal 2017 and 2016.

Network Operations Expenses.    Network operations expenses increased by $50.2 million, or 26%, to $244.7 million for Fiscal 2017 from $194.5 million for Fiscal 2016. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 10% to 123,841 miles at June 30, 2017 from 112,660 miles at June 30, 2016.

Other Expenses.    Other expenses increased by $54.0 million, or 58%, to $147.4 million for Fiscal 2017, from $93.4 million for Fiscal 2016. The increase was primarily the result of additional expenses attributable to our Fiscal 2016 and 2017 acquisitions.

Transaction Costs.    Transaction costs decreased by $1.0 million, or 5%, to $20.5 million for Fiscal 2017 from $21.5 million for Fiscal 2016. The transaction costs recorded during the periods relate to direct costs associated with completing our Fiscal 2017 and 2016 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $41.8 million, or 27%, to $114.1 million for Fiscal 2017 from $155.9 million for Fiscal 2016.  The decrease in stock-based compensation expense was primarily driven by the remaining tranches of our pre-IPO CII common unit grants becoming fully vested in the quarter ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased by $90.6 million, or 18%, to $606.9 million for Fiscal 2017 from $516.3 million for Fiscal 2016. The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2016 and 2017 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2017 and 2016.

	For the Year Ended June 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Interest expense	$(241.5)	$(220.1)	$(21.4)	(10)%
Loss on extinguishment of debt	(18.2)	(33.8)	15.6	46%
Foreign currency loss on intercompany loans	(10.3)	(53.8)	43.5	81%
Other expense, net	0.3	(0.3)	0.6	*
Total other expenses, net	$(269.7)	$(308.0)	$38.3	12%

* Not meaningful

Interest expense.   Interest expense increased by $21.4 million, or 10%, to $241.5 million from $220.1 million for the years ended June 30, 2017 and 2016, respectively. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions of Allstream and Electric Lightwave. Partially offsetting the increase in interest expense was a benefit resulting from downward repricing of the interest rates on our previous indebtedness.

Loss on extinguishment of debt.    Loss on extinguishment of debt decreased to a $18.2 million loss for the year ended June 30, 2017 from a loss of $33.8 million for the year ended June 30, 2016. The $18.2 million loss on extinguishment of debt in Fiscal 2017 represents a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended, which was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Incremental Amendment. These expenses were recorded as a loss on extinguishment of debt during Fiscal 2017.

Foreign currency loss on intercompany loans.    Foreign currency loss on intercompany loans decreased to a $10.3 million loss for Fiscal 2017 from a loss of $53.8 million for Fiscal 2016. This non-cash loss was driven by the strengthening of the USD against the GBP period over period and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

(Benefit)/provision for Income Taxes

Income tax expense increased over the prior year by $9.9 million, to $18.4 million for Fiscal 2017, from $8.5 million for Fiscal 2016. Our provision for income tax included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

The tax rate for the year ended June 30, 2017 was lower than the statutory rate due to the positive impact of stock-based compensation expense related to excess tax benefit of vested RSUs and reversal of valuation allowances recorded on certain foreign subsidiaries.

The tax rate for the year ended June 30, 2017 was negatively impacted by stock-based compensation expense related to the common units of Communications Infrastructure Investments, LLC (“CII”) of $3.7 million. The quarter ended December 31, 2016, was the final period for stock-based compensation expense associated with the common units of CII.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Year Ended June 30,
	2017	2016
	(in millions)
Expected tax/(benefit) at the statutory rate	$36.4	$(23.8)
Increase/(decrease) due to:
Stock-based compensation	(11.7)	27.9
State income taxes, net of federal benefit	2.9	(2.1)
Transaction costs not deductible for tax purposes	1.9	1.5
Change in statutory tax rate	(1.4)	(3.6)
Change in valuation allowance	(10.2)	2.8
Foreign tax rate differential	(3.9)	2.7
Other, net	4.4	3.1
Provision for income taxes	$18.4	$8.5

Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

Revenue

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$648.8	$575.6	$73.2	13%
Transport	391.4	336.4	55.0	16%
Enterprise Networks	359.6	285.0	74.6	26%
zColo	195.4	126.9	68.5	54%
Allstream	106.2	—	106.2	*
Other	20.3	23.2	(2.9)	(13)%
Consolidated	$1,721.7	$1,347.1	$374.6	28%

* Not meaningful

Our total revenue increased by $374.6 million, or 28%, to $1,721.7 million for the year ended June 30, 2016, from $1,347.1 million for the year ended June 30, 2015. The increase in revenue was driven by our organic growth as well as Fiscal 2015 and 2016 acquisitions.

We estimate that the period-over-period organic growth was approximately 4%. Our organic growth was driven by installs that exceeded churn over the course of both periods, resulting from continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals. Additional underlying revenue drivers included:

•

Bookings increased period-over-period from $24.8 million to $26.6 million in combined MRR and MAR, excluding Allstream. The total contract value associated with bookings for the year ended June 30, 2016 was approximately $1,614.0 million, excluding Allstream.

•	During the year ended June 30, 2016, the Company recognized net installs of $9.0 million as compared to $7.2 million during the year ended June 30, 2015, excluding Allstream.
•	Monthly churn percentage between the two periods decreased to 1.1% from 1.2%, excluding Allstream.

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

Fiber Solutions.    Revenue from our Fiber Solutions segment increased by $73.2 million, or 13%, to $648.8 million from $575.6 million, for the years ended June 30, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Transport.    Revenue from our Transport segment increased by $55.0 million, or 16%, to $391.4 million from $336.4 million for the years ended June 30, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.    Revenue from our Enterprise Networks segment increased by $74.6 million, or 26%, to $359.6 million from $285.0 million for the years ended June 30, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

zColo.    Revenue from our zColo segment increased by $68.5 million, or 54%, to $195.4 million from $126.9 million for the years ended June 30, 2016 and 2015, respectively. The increase was a result of both organic and acquisition related growth.

Allstream.   Revenue from our Allstream segment was $106.2 million for the year ended December 31, 2016.

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

	For the Year Ended June 30,
	2016		2015
	(in millions)
Monthly recurring revenue	$1,546.0	90%	$1,211.8	90%
Amortization of deferred revenue	92.5	5%	72.1	5%
Usage revenue	45.9	3%	21.1	2%
Other revenue	37.3	2%	42.1	3%
Total Revenue	$1,721.7	100%	$1,347.1	100%

Operating Costs and Expenses

	For the Year Ended June 30,
	2016	2015	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$478.4	$495.7	$(17.3)	(3)%
Transport	351.6	318.7	32.9	10%
Enterprise Networks	332.4	198.3	134.1	68%
zColo	190.7	143.8	46.9	33%
Allstream	110.1	—	110.1	*
Other	18.2	21.6	(3.4)	(16)%
Consolidated	$1,481.4	$1,178.1	$303.3	26%

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

Fiber Solutions.     Fiber Solutions operating costs decreased by $17.3 million, or 3%, to $478.4 million for Fiscal 2016 from $495.7 million for Fiscal 2015. The decrease in operating costs and expenses was primarily a result of a $33.9 million decrease in stock-based compensation, partially offset by increased costs as a result of Fiscal 2016 and Fiscal 2015 acquisitions.

Transport.    Transport operating costs increased by $32.9 million, or 10%, to $351.6 million for Fiscal 2016 from $318.7 million for Fiscal 2015. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2016 and Fiscal 2015 acquisitions.

Enterprise Networks.    Enterprise Networks operating costs increased by $134.1 million, or 68%, to $332.4 million for Fiscal 2016 from $198.3 million for Fiscal 2015. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2016 and Fiscal 2015 acquisitions.

zColo.    zColo operating costs increased by $46.9 million, or 33%, to $190.7 million for Fiscal 2016 from $143.8 million for Fiscal 2015. The increase in operating costs and expenses was primarily a result of the timing of our Fiscal 2016 and Fiscal 2015 acquisitions.

Allstream.    Allstream operating costs were $110.1 million for Fiscal 2016.

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

The increase in compensation and benefits reflected the increase in headcount from 1,833 for Fiscal 2015 to 3,224 for Fiscal 2016 to support our growing business, including employees retained from businesses acquired during Fiscal 2015 and 2016.

Network Operations Expenses.Network operations expenses increased by $42.0 million, or 28%, to $194.5 million for Fiscal 2016 from $152.5 million for Fiscal 2015. The increase principally reflected the growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 32% to 112,660 miles at June 30, 2016 from 85,644 miles at June 30, 2015.

Other Expenses.    Other expenses increased by $17.8 million, or 24%, to $93.4 million for Fiscal 2016, from $75.6 million Fiscal 2015. The increase was primarily the result of additional expenses attributable to our Fiscal 2015 and 2016 acquisitions.

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

Foreign currency (loss)/gain on intercompany loans.    Foreign currency (loss) on intercompany loans increased to a loss of $53.8 million for the year ended June 30, 2016, from a loss of $24.4 million for the year ended June 30, 2015.  This non-cash loss was driven by the strengthening of the USD against the GBP and the related impact on intercompany loans entered into by foreign subsidiaries in their functional currency.

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

The following table reconciles our expected tax provision based on the statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Year Ended June 30,
	2016	2015
	(in millions)
Expected benefit at the statutory rate	$(23.8)	$(57.4)
Increase/(decrease) due to:
Non-deductible stock-based compensation	27.9	59.4
State income taxes, net of federal benefit	(2.1)	(7.4)
Transaction costs not deductible for tax purposes	1.5	0.7
Change in effective tax rate	(3.6)	(2.2)
Change in valuation allowance	2.8	—
Foreign tax rate differential	2.7	0.6
Other, net	3.1	(2.5)
Provision/(benefit) for income taxes	$8.5	$(8.8)

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the year ended June 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$566.3	$184.2	$178.0	$111.9	$71.3	$5.1	$—	$1,116.8
Interest expense	(135.7)	(30.5)	(36.8)	(32.0)	(7.1)	—	0.6	(241.5)
Provision for income taxes	—	—	—	—	—	—	(18.4)	(18.4)
Depreciation and amortization expense	(357.4)	(96.6)	(62.4)	(77.8)	(10.9)	(1.8)	—	(606.9)
Transaction costs	(3.7)	(3.3)	(7.1)	(1.8)	(4.6)	—	—	(20.5)
Stock-based compensation	(43.8)	(24.3)	(28.8)	(13.9)	(2.8)	(0.5)	—	(114.1)
Loss on extinguishment of debt	—	—	—	—	—	—	(18.2)	(18.2)
Foreign currency loss on intercompany loans	—	—	(0.1)	—	—	—	(10.2)	(10.3)
Non-cash loss on investments	(1.1)	—	—	—	—	—	(0.1)	(1.2)
Net income/(loss)	$24.6	$29.5	$42.8	$(13.6)	$45.9	$2.8	$(46.3)	$85.7

	For the year ended June 30, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$499.6	$168.0	$145.6	$100.9	$16.3	$4.5	$—	$934.9
Interest expense	(129.6)	(28.0)	(34.2)	(28.4)	—	—	0.1	(220.1)
Provision for income taxes	—	0.1	0.3	—	(0.4)	—	(8.5)	(8.5)
Depreciation and amortization expense	(264.2)	(89.5)	(70.8)	(75.8)	(14.1)	(1.9)	—	(516.3)
Transaction costs	(3.0)	(4.0)	(7.7)	(1.1)	(5.7)	—	—	(21.5)
Stock-based compensation	(61.5)	(34.7)	(39.7)	(19.1)	(0.4)	(0.5)	—	(155.9)
Loss on extinguishment of debt	—	—	—	—	—	—	(33.8)	(33.8)
Foreign currency gain/(loss) on intercompany loans	0.3	0.2	0.3	—	0.3	—	(54.9)	(53.8)
Non-cash loss on investments	(1.3)	—	—	—	—	—	0.1	(1.2)
Net income/(loss)	$40.3	$12.1	$(6.2)	$(23.5)	$(4.0)	$2.1	$(97.0)	$(76.2)

	For the year ended June 30, 2015
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$400.7	$139.3	$172.8	$64.7	$—	$5.1	$—	$782.6
Interest expense	(129.8)	(26.8)	(31.8)	(25.6)	—	—	—	(214.0)
Benefit for income taxes	—	—	—	—	—	—	8.8	8.8
Depreciation and amortization expense	(223.5)	(72.4)	(42.5)	(65.9)	—	(1.9)	—	(406.2)
Transaction costs	(1.8)	(0.5)	(0.5)	(1.1)	—	—	(2.3)	(6.2)
Stock-based compensation	(95.3)	(48.7)	(42.6)	(14.6)	—	0.5	—	(200.7)
Loss on extinguishment of debt	(53.4)	(20.0)	(19.2)	(1.7)	—	—	—	(94.3)
Foreign currency loss on intercompany loans	—	—	(0.3)	—	—	—	(24.1)	(24.4)
Non cash loss on investment	(0.9)	—	—	—	—	—	—	(0.9)
Net (loss)/income	$(104.0)	$(29.1)	$35.9	$(44.2)	$—	$3.7	$(17.6)	$(155.3)

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, working capital, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

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

As of June 30, 2017, we had $220.7 million in cash and cash equivalents and a working capital deficit of $105.7 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we have a working capital deficit as of June 30, 2017, a substantial portion of the deficit is a result of a current deferred revenue balance of $146.0 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the June 30, 2017 current deferred revenue balance. Additionally, as of June 30, 2017, we had $442.2 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures increased by $131.4 million, or 19%, during the year ended June 30, 2017 as compared to the year ended June 30, 2016, to $835.5 million from $704.1 million. The increase in capital expenditures is a result of meeting the needs of our larger customer base resulting from our acquisitions and organic growth. We expect to continue to invest in our network for the foreseeable future. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth the components of our cash flows for the years ended June 30, 2017, 2016 and 2015.

	Year Ended June 30,
	2017	2016	2015
	(in millions)
Net cash provided by operating activities	$909.8	$714.0	$605.4
Net cash used in investing activities	$(2,270.3)	$(1,141.6)	$(1,386.1)
Net cash provided by financing activities	$1,411.3	$291.7	$795.7

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $195.8 million to $909.8 million from $714.0 million during the years ended June 30, 2017 and 2016, respectively.

Net cash flows from operating activities during the year ended June 30, 2017 include the net income of $85.7 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $606.9 million, stock-based compensation expense of $114.1 million, foreign currency loss on intercompany loans of $10.3 million, loss on extinguishment of debt of $18.2 million, non-cash interest expense of $9.6 million, and the deferred tax expense of $12.6 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $200.5 million, less amortization of deferred revenue of $117.6 million.  Cash flow during the period was reduced by the net change in working capital components of $35.4 million.  The $35.4 million cash outflow associated with the change in working capital components was primarily driven by increases in trade receivables of $7.2 million, decrease of accounts payable and accrued liabilities of $5.2 million and increases in other assets and liabilities of $33.4 million.

Net cash flows from operating activities during the year ended June 30, 2016 include the net loss of $76.2 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $516.3 million, stock-based compensation expense of $155.9 million, foreign currency loss on intercompany loans of $53.8 million and non-cash interest expense of $11.9 million, partially offset by the deferred tax benefit of $2.8 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $184.0 million, less amortization of deferred revenue of $111.5 million.  Cash flow during the period was reduced by the net change in working capital components of $48.4 million.  The $48.4 million cash outflow associated with the change in working capital components was primarily driven by decrease of accounts payable and accrued liabilities of $36.0 million and increases in other assets and liabilities of $14.3 million.

The increase in net cash flows from operating activities during the year ended June 30, 2017 as compared to the year ended June 30, 2016 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2016 and Fiscal 2017 acquisitions.

Net cash flows from operating activities increased by $108.6 million to $714.0 million from $605.4 million during the years ended June 30, 2016 and 2015, respectively.

Net cash flows from operating activities during the year ended June 30, 2015 include the net loss of $155.3 million, plus the add backs of non-cash items deducted in the determination of net loss, principally depreciation and amortization of $406.2 million, stock-based compensation expense of $200.7 million, foreign currency loss on intercompany loans of $24.4 million and non-cash cash interest expense of $19.7 million plus an add back for $94.3 million associated with a loss on extinguishment of debt, partially offset by the deferred tax benefit of $13.3 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $149.1 million, less amortization of deferred revenue of $72.1 million.  Cash flow during the period was reduced by the net change in working capital components of $51.1 million.  The $51.1 million cash outflow associated with the change in working capital components was primarily driven by increases in trade receivables of $11.2 million, decrease of accounts payable and accrued liabilities of $22.1 million and increases in other assets and liabilities of $17.8 million.

The increase in net cash flows from operating activities during the year ended June 30, 2016 as compared to the year ended June 30, 2015 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2015 and Fiscal 2016 acquisitions, offset in part by increased interest payments.

Cash Flows Used in Investing Activities

We used cash in investing activities of $2,270.3 million, $1,141.6 million and $1,386.1 million during the years ended June 30, 2017, 2016 and 2015, respectively.

During the year ended June 30, 2017, our principal uses of cash for investing activities were $835.5 million in additions to property and equipment and $1,434.8 million in net cash paid for acquisitions.

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

Cash Flows Provided By Financing Activities

Our net cash provided by financing activities was $1,411.3 million, $291.7 million and $795.7 million during the years ended June 30, 2017, 2016 and 2015, respectively.

Our cash flows provided by financing activities during the year ended June 30, 2017 are primarily comprised of $3,865.8 million in debt proceeds from the refinancing of our term loan and our $650 million Electric Lightwave Incremental Term Loan, net of discounts and our aggregate $1,350.0 million issuances of 2027 Unsecured Notes, net of premiums,  partially offset by $2,408.8 million of principal payments and early pre-payment on long-term debt, $6.6 million in principal payments on capital lease obligations, and $35.4 million in payment of debt issuance costs.

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

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2017 for continuing operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Long-term debt (principal and interest)	$7,760.2	$293.6	$591.2	$1,041.4	$5,834.0
Operating leases	545.0	113.4	192.3	100.9	138.4
Purchase obligations	379.6	343.0	35.7	0.9	—
Obligations for access fees	413.0	57.6	101.1	53.4	200.9
Capital leases (principal and interest)	117.0	9.8	16.3	16.5	74.4
Total	$9,214.8	$817.4	$936.6	$1,213.1	$6,247.7

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2017 were $195.6 million and represent 21% of our cash flows from operating activities. We also made cash payments related to principal payments on our long-term debt and capital lease obligations of $7.9 million (exclusive of our $1,837.4 million January Term Loan Facility amendment and our  $570.1 million prepayment on our Term Loan Facility), which are reflected in our cash flows from financing activities, and represented less than 1.0% of our cash flows from operating activities during the period.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii), or disclosed in Note 13-Commitments and Contingencies to our audited consolidated financial statements, or in the Contractual Cash Obligations table included above.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Accounting for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance required a prospective adoption. Early adoption was permitted for goodwill impairment test performed on testing dates after January 1, 2017. We have elected to early adopt the standard during the quarter ended March 31, 2017.  We determined that it is more likely than not that the fair value of our reporting units is greater than their carrying amounts.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new standard provides guidance for evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions for which the acquisition date occurs before the issuance date or effective date, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. We have elected to early adopt the standard as of January 1, 2017 and applied the provisions of this standard for acquisitions consummated subsequent to that date.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments." The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017, with early adoption permitted. We do not plan to early adopt, nor do we expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. We established a project team and commenced an initial impact assessment process. To date, we have reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Although we are still assessing the impact of this standard, we expect the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt this ASU.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. We early-adopted ASU 2016-09 effective July 1, 2016. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits have been applied prospectively and prior periods have not been adjusted. We had $15.6 million of excess tax benefits for the year ended June 30, 2017.  In addition, we elected to change our accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $1.7 million as of July 1, 2016. Amendments related to minimum statutory tax withholding requirements and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes have been adopted prospectively and did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB deferred the effective date to annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted as of the original effective date or annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2016.  We do not plan to early adopt ASU 2014-09.  The standard permits the use of either the retrospective or cumulative effect transition method.

In Fiscal 2017, we established a project team and commenced an initial impact assessment process based on a review of a sample of contracts with our customers. Lease revenue is not included in the scope of ASU 2014-09 and as a result the revenue to which we must apply the new guidance is generally limited to service revenue, certain maintenance revenue not covered by lease arrangements and other fees charged to customers. Although we are still assessing the impact of this standard on our consolidated financial statements, we have preliminarily determined that due to changes in the timing of recognition of certain installation services, discounts and promotional credits given to customers, there may be additional contract assets and liabilities recorded in the consolidated balance sheets upon adoption. Additionally, the requirement to defer incremental costs incurred to acquire a contract including sales commissions, and recognize such costs over the contract period or expected customer life may result in additional deferred charges recognized in the consolidated balance sheets and could have the impact of deferring operating expenses. The assessment of the impact of this standard on our consolidated financial statements also includes developing new accounting policies, internal controls and procedures and possible changes to our systems to facilitate the adoption of this accounting policy. We plan to adopt this new standard as of July 1, 2018 and based on our initial assessment we expect to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption.  Our initial assessment of changes to the reporting of our revenue and expenses and anticipated adoption method may change depending on the results of our ongoing and final assessment of this ASU. Until we are further along in our assessment, we do not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09.

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

Stock-Based Compensation

We account for our stock-based compensation in accordance with the provisions of ASC 718—Compensation: Stock Compensation, which requires stock compensation to be recorded as either liability or equity awards based on the terms of the grant agreement.  In accordance with ASU 2016-09, we account for forfeitures as they occur versus estimating forfeitures. We generally recognize stock-based awards to employees and independent directors based on their grant-date fair values, with no consideration for future forfeitures. We recognize the fair value of outstanding awards as a charge to operations over the vesting period.

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

In connection with our IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with our current and former employees and directors. As a result, previously issued common units, which were historically accounted for as liability awards, became classified as equity awards. Prior to reclassifying our common unit liability to equity, we re-measured the fair value of the CII common units factoring in the change in fair value resulting from the passage of time and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date, and this amount is reflected in our consolidated statement of stockholders’ equity as an increase to additional paid-in capital during the year ended June 30, 2015. During the three months ended December 31, 2016, the remaining CII common units became fully vested and as such there is no unrecognized compensation cost associated with CII common units as of June 30, 2017.

Performance Compensation Incentive Program

In October 2014, our Board of Directors adopted the 2014 Performance Compensation Incentive Program (“PCIP”). The PCIP includes incentive cash compensation and equity (in the form of restricted stock units or “RSUs”). Grants of RSUs under the PCIP plan are made quarterly for all participants. The PCIP went into effect on October 16, 2014.

The PCIP has the following components:

Part A

Under Part A of the PCIP, all full-time employees, including our executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have a target RSU annual award value, which will be allocated each fiscal quarter. The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of our common stock over the last ten trading days of the respective performance quarter. Part A RSUs will cliff vest based upon continued employment through the end of the fourth full fiscal quarter ending after the grant date of the Part A RSU. Thereafter, the RSUs will be converted for an equal number of shares in our common stock. Additionally, under Part A of the PCIP, awards may be granted to certain employees upon commencement of their employment with the Company and contain guaranteed monetary awards at graded vesting dates.

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

Estimated useful lives of our property and equipment in years are as follows:

Estimated useful lives
(in years)
Land	N/A
Buildings - leasehold and site improvements	15 to 39
Furniture, fixtures and office equipment	3 to 7
Computer hardware	3 to 5
Software	3
Machinery and equipment	5 to 7
Fiber optic equipment	8
Circuit switch equipment	10
Packet switch equipment	5
Fiber optic network	15 to 20
Construction in progress	N/A

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

Deferred Tax Assets

Deferred tax assets arise from a variety of sources, the most significant being tax losses that can be carried forward to be utilized against taxable income in future years, deferred revenue and expenses recognized in our statement of operations but disallowed in our tax return until the associated cash flow occurs.

We record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be recognized. The amount of deferred tax assets recorded on our consolidated balance sheets is influenced by management’s assessment of our future taxable income with regard to relevant business plan forecasts, the reversal of deferred tax balances, and reasonable tax planning strategies. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where recent losses have been incurred, the relevant accounting standards require the Company to weight the objective evidence of the recent losses more heavily than subject evidence of projected taxable income. It is reasonably possible that the Company may reverse the valuation allowance recorded on certain foreign subsidiaries’ deferred tax assets in the near future.

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

As of June 30, 2017, we had a cumulative U.S. federal NOL carry forward balance of $1,662.5 million. During the year ending June 30, 2017, we utilized $88.6 million of U.S. NOL carry forwards that were available to offset future taxable income.  Our NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2036. As a result of Internal Revenue Service regulations, we are currently limited to utilizing a maximum of $952.0 million of acquired NOL carry forwards during Fiscal 2017. However, to the extent that we do not utilize $952.0 million of our acquired NOL carry forwards during a fiscal year, the difference between the $952.0 million maximum usage and the actual NOLs usage is carried over to the next calendar year. Of our $1,662.5 million NOL carry forwards balance, $1,473.6 million of these NOL carry forwards were acquired in acquisitions.

As of June 30, 2017, the Company had approximately $389.5 million of foreign jurisdiction net operating loss carry forwards, primarily in Canada, the United Kingdom and France. The majority of these foreign NOLs have a valuation allowance reducing the value of the corresponding deferred tax asset in the financial statements due to recent losses.

As of June 30, 2017, the Company had tax-effected state net operating loss carry forwards of approximately $42.1 million, which are subject to limitations on their utilization and have various expiration dates 2017 through 2036. The Company believes that only $39.3 million of this balance will be utilized.

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

Our impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we would recognize an impairment charge for the amount by which the reporting unit’s carrying amount exceeds that fair value, up to but not exceeding the reporting unit’s goodwill.

Our impairment assessment for indefinite-lived intangible assets involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, we will recognize an impairment loss for the difference.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges for goodwill or intangibles during the years ended June 30, 2017, 2016 and 2015.

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

As of June 30, 2017, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,350.0 million of 2027 Unsecured Notes (collectively, the “Notes”), a balance of $1,429.9 million on our Term Loan Facility due 2024, a balance of $498.8  million on our Term Loan Facility due 2021, and $101.6 million of capital lease obligations. As of June 30, 2017 we had $442.2 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $3,895.7 million as of June 30, 2017. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75% respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. As of June 30, 2017, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 3.4% and 3.8%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annual interest expense by approximately $19.3 million, as a result of the applicable interest rate as of June 30, 2017. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

In August 2012, we entered into interest rate swap agreements with an aggregate notional value of $750.0 million and a maturity date of June 30, 2017. The contracts state that we pay a 1.67% fixed rate of interest for the term of the agreements, beginning June 30, 2013. The counterparties pay to us the greater of actual LIBOR or 1.25%. We entered into the swap arrangements to reduce the risk of increased interest costs associated with potential future increases in LIBOR rates.  As of June 30, 2017, the interest rate swap agreements have expired and were not replaced.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the year ended June 30, 2017, our foreign activities accounted for 27% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. Currently, fluctuations in foreign exchange rates do not pose a material risk; a 1% increase in foreign exchange rates would change consolidated revenue by approximately $5.9 million. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of past European expansion through acquisitions as well as our acquisitions of Viatel and Allstream our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

We do not have any material commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of June 30, 2017, using the criteria set forth in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Our evaluation of internal control over financial reporting did not include the internal controls over total assets of $562.0 million and total revenue of $169.6 million related to the Electric Lightwave operations, which we acquired on March 1, 2017.  Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017.

KPMG LLP, the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Controls over Financial Reporting

Management of the Company previously identified and disclosed material weaknesses in internal control over financial reporting related to the Company not having a sufficient number of employees that were adequately trained with respect to COSO 2013 Framework, and the Company not conducting timely monitoring activities to determine the effective operation of control activities within the information technology organization and revenue recognition with respect to collectability criterion. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Management has modified the Company’s internal control over financial reporting during the current year as a result of remediation efforts designed to address the material weaknesses. The following actions were implemented:

•

Completed training for appropriate accounting, IT and management personnel with regard to COSO 2013 Framework. The applicable guidance and requirements were communicated through internal training meetings by internal audit and management positions.

•

Redesigned and implemented enhanced user and developer access controls and implemented business process improvements to restrict IT and financial users’ access privileges to IT applications commensurate with their assigned responsibilities.

•

Developed and continuously performed a more comprehensive monitoring process designed to actively monitor program changes and user access activities to ensure that program changes and user access were appropriate and that any exceptions are investigated and remediated.

•	Management conducted multiple training sessions regarding evidence standards for documenting operating effectiveness of internal control over financial reporting.
•	Hired additional personnel and external resources to assist with remediation efforts and internal control execution, as well as providing additional training for existing personnel.
•

Formally documented management’s review control over the accounting for revenue recognition collectability criterion inclusive of management’s expectations, qualitative and quantitative criteria for investigation, level of precision used in the performance of the review control, and how outliers were identified and addressed.

The Company’s remediation efforts were governed by a Steering Committee, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer. The status of remediation efforts was regularly reviewed with the Audit Committee at which time the committee was advised of issues encountered, progress against milestones and key decisions reached by management of the Company.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition to the changes in the aforementioned remediation efforts, management continues to implement changes in the accounting and technology areas as a result of our Sarbanes Oxley compliance program. Such changes have included but are not limited to formalizing existing and establishing new internal controls, implementation of technology solutions, and hiring additional accounting and technology personnel.

Management believes the changes that have been implemented in the fourth quarter and other ongoing enhancements will continue to have a material impact on our internal control over financial reporting in future periods as we continue to make improvements to our Sarbanes Oxley compliance program.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections entitled “Proposal 1.  Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Proposal 2.  Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC.

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
2.1**

Agreement and Plan of Merger dated as of November 29, 2016 by and among Zayo Group, LLC, ZELMS, Inc.Electric Lightwave Parent, Inc., and Fortis Advisors LLC, as the Equityholder Representative (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K/A filed with the SEC on March 7, 2017, File No. 001-36690).

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

4.3**

Indenture, dated as of January 27, 2017, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2017, File No. 001-36690).

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

10.4**

Incremental Amendment to Amended and Restated Credit Agreement dated as of January 15, 2016, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 15, 2016, File No. 001-36690).

10.5**

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

10.6**

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

10.7**

Repricing Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 20, 2017, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 21, 2017, File No. 001-36690).

10.8**+	2014 Stock Incentive Plan (as amended on August 23, 2016) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, File No. 001-36690).

10.9**+

Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, File No. 001-36690)

10.10**+

Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (Part B Awards) (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, File No. 001-36690).

10.11**+

Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (Non-Employee Director Awards) (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K filed with the SEC on September 18, 2015, File No. 001-36690).

10.12**+

Employment Agreement, dated as of July 27, 2016, by and between Zayo Group, LLC and John F. Waters, Jr. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, File No. 001-36690).

10.13**+

Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (One-time Sign-On RSUs for John F. Waters, Jr.) (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, File No. 001-36690).

10.14**+

Employment Agreement, dated as of March 31, 2017, by and between Zayo Group, LLC and Andrew Crouch (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2017, File No. 001-36690).

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

*Filed or furnished herewith

**Incorporated herein by reference

+Management contract and/or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of August, 2017.

ZAYO GROUP HOLDINGS, INC.

By:	/s/ Ken desGarennes
Ken desGarennes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso	Chief Executive Officer, Director	August 21, 2017
Dan Caruso	(principal executive officer)

/s/ Ken desGarennes	Chief Financial Officer	August 21, 2017
Ken desGarennes	(principal financial and accounting officer)

/s/ Philip Canfield	Director	August 21, 2017
Philip Canfield

/s/ Rick Connor	Director	August 21, 2017
Rick Connor

/s/ Don Gips	Director	August 21, 2017
Don Gips

/s/ Steven Kaplan	Director	August 21, 2017
Steven Kaplan

/s/ Cathy Morris	Director	August 21, 2017
Cathy Morris

/s/ Nina Richardson	Director	August 21, 2017
Nina Richardson

/s/ Linda Rottenberg	Director	August 21, 2017
Linda Rottenberg

/s/ Emily White	Director	August 21, 2017
Emily White

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zayo Group Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Zayo Group Holdings, Inc. and subsidiaries (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zayo Group Holdings, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)), and our report dated August 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Denver, Colorado

August 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zayo Group Holdings, Inc.:

We have audited Zayo Group Holdings, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Zayo Group Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Electric Lightwave during the year ended June 30, 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 Electric Lightwave’s internal control over financial reporting associated with total assets of $562.0 million and total revenues of $169.6 million included in the consolidated financial statements of the Company as of and for the year ended June 30, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Electric Lightwave.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2017, and our report dated August 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

August 21, 2017

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30,	June 30,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$220.7	$170.7
Trade receivables, net of allowance of $9.5 and $7.5 as of June 30, 2017 and June 30, 2016, respectively	191.6	148.4
Prepaid expenses	68.3	68.8
Other assets	34.0	9.2
Total current assets	514.6	397.1
Property and equipment, net	5,016.0	4,079.5
Intangible assets, net	1,188.6	934.9
Goodwill	1,840.2	1,214.5
Deferred income taxes, net	38.3	7.0
Other assets	141.7	94.5
Total assets	$8,739.4	$6,727.5
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$5.0	$—
Accounts payable	72.4	97.0
Accrued liabilities	325.4	225.7
Accrued interest	63.5	28.6
Capital lease obligations, current	8.0	5.8
Deferred revenue, current	146.0	129.4
Total current liabilities	620.3	486.5
Long-term debt, non-current	5,532.7	4,085.3
Capital lease obligation, non-current	93.6	44.9
Deferred revenue, non-current	989.7	793.3
Deferred income taxes, net	40.2	41.3
Other long-term liabilities	52.4	57.0
Total liabilities	7,328.9	5,508.3
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 246,471,551 and 242,649,498 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	0.2	0.2
Additional paid-in capital	1,884.0	1,777.6
Accumulated other comprehensive income	5.4	4.5
Accumulated deficit	(479.1)	(563.1)
Total stockholders' equity	1,410.5	1,219.2
Total liabilities and stockholders' equity	$8,739.4	$6,727.5

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended June 30,
	2017	2016	2015
Revenue	$2,199.8	$1,721.7	$1,347.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 11)	782.9	578.7	413.5
Selling, general and administrative expenses (including stock-based compensation—Note 11)	436.2	386.4	358.4
Depreciation and amortization	606.9	516.3	406.2
Total operating costs and expenses	1,826.0	1,481.4	1,178.1
Operating income	373.8	240.3	169.0
Other expenses
Interest expense	(241.5)	(220.1)	(214.0)
Loss on extinguishment of debt	(18.2)	(33.8)	(94.3)
Foreign currency loss on intercompany loans	(10.3)	(53.8)	(24.4)
Other income/(expense), net	0.3	(0.3)	(0.4)
Total other expenses, net	(269.7)	(308.0)	(333.1)
Income/(loss) from operations before income taxes	104.1	(67.7)	(164.1)
Provision/(benefit) for income taxes	18.4	8.5	(8.8)
Net income/(loss)	$85.7	$(76.2)	$(155.3)
Weighted-average shares used to compute net income/(loss) per share:
Basic	243.9	243.3	235.4
Diluted	246.8	243.3	235.4
Net income/(loss) per share:
Basic and diluted	$0.35	$(0.31)	$(0.66)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Year Ended June 30,
	2017	2016	2015
Net income/(loss)	$85.7	$(76.2)	$(155.3)
Foreign currency translation adjustments	2.1	12.4	(22.3)
Defined benefit pension plan adjustments	(1.2)	—	—
Comprehensive income/(loss)	$86.6	$(63.8)	$(177.6)

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Note receivable from shareholder	Total Stockholders' Equity
Balance at June 30, 2014	223,000,000	$0.2	$755.4	$14.4	$(331.6)	$(22.0)	$416.4
Proceeds from issuance of common stock	20,008,679	—	387.2	—	—	—	387.2
Reclassification of common unit liability to additional paid in capital	—	—	490.2	—	—	—	490.2
Stock-based compensation	—	—	95.0	—	—	—	95.0
Non-cash settlement of note receivable from Communications Infrastructure Investments, LLC	—	—	(22.0)	—	—	22.0	—
Foreign currency translation adjustment	—	—	—	(22.3)	—	—	(22.3)
Net loss	—	—	—	—	(155.3)	—	(155.3)
Balance at June 30, 2015	243,008,679	$0.2	$1,705.8	$(7.9)	$(486.9)	$—	$1,211.2
Stock-based compensation	3,114,939	—	152.9	—	—	—	152.9
Foreign currency translation adjustment	—	—	—	12.4	—	—	12.4
Repurchase and retirement of common shares	(3,474,120)	—	(81.1)	—	—	—	(81.1)
Net loss	—	—	—	—	(76.2)	—	(76.2)
Balance at June 30, 2016	242,649,498	$0.2	$1,777.6	$4.5	$(563.1)	$—	$1,219.2
Stock-based compensation	3,822,053	—	104.7	—	—	—	104.7
Cumulative effect adjustment resulting from adoption of ASU 2016-09 (Note 1)	—		1.7	—	(1.7)		—
Foreign currency translation adjustment	—	—	—	2.1	—	—	2.1
Defined benefit pension plan adjustments	—	—	—	(1.2)	—	—	(1.2)
Net income	—	—	—	—	85.7	—	85.7
Balance at June 30, 2017	246,471,551	$0.2	$1,884.0	$5.4	$(479.1)	$—	$1,410.5

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities
Net income/(loss)	$85.7	$(76.2)	$(155.3)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	606.9	516.3	406.2
Loss on extinguishment of debt	18.2	33.8	94.3
Non-cash interest expense	9.6	11.9	19.7
Stock-based compensation	114.1	155.9	200.7
Amortization of deferred revenue	(117.6)	(111.5)	(72.1)
Additions to deferred revenue	200.5	184.0	149.1
Foreign currency loss on intercompany loans	10.3	53.8	24.4
Excess tax benefit from stock-based compensation	—	(7.9)	—
Deferred income taxes	12.6	(2.8)	(13.3)
Provision for bad debts	3.7	3.9	1.9
Non-cash loss on investments	1.2	1.2	0.9
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(7.2)	1.9	(11.2)
Accounts payable and accrued liabilities	5.2	(36.0)	(22.1)
Other assets and liabilities	(33.4)	(14.3)	(17.8)
Net cash provided by operating activities	909.8	714.0	605.4
Cash flows from investing activities
Purchases of property and equipment	(835.5)	(704.1)	(530.4)
Cash paid for acquisitions, net of cash acquired	(1,434.8)	(437.5)	(855.7)
Net cash used in investing activities	(2,270.3)	(1,141.6)	(1,386.1)
Cash flows from financing activities
Proceeds from debt	3,865.8	929.3	1,787.3
Proceeds from equity offerings	—	—	413.7
Direct costs associated with initial public offering	—	—	(26.5)
Principal payments on long-term debt	(2,408.8)	(535.0)	(1,288.5)
Payment of early redemption fees on debt extinguished	—	(20.3)	(62.6)
Principal payments on capital lease obligations	(6.6)	(4.9)	(3.5)
Payment of debt issue costs	(35.4)	(4.2)	(24.2)
Common stock repurchases	—	(81.1)	—
Excess tax benefit from stock-based compensation	—	7.9	—
Cash paid for Santa Clara acquisition financing arrangement	(3.7)	—	—
Net cash provided by financing activities	1,411.3	291.7	795.7
Net cash flows	50.8	(135.9)	15.0
Effect of changes in foreign exchange rates on cash	(0.8)	(2.0)	(3.8)
Net increase/(decrease) in cash and cash equivalents	50.0	(137.9)	11.2
Cash and cash equivalents, beginning of year	170.7	308.6	297.4
Cash and cash equivalents, end of period	$220.7	$170.7	$308.6
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$195.6	$228.5	$191.2
Cash paid for income taxes	13.1	14.0	14.5
Non-cash purchases of equipment through capital leasing	12.0	7.6	6.8
Increase in accounts payable and accrued expenses for purchases of property and equipment	16.9	25.7	8.4

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

NOTES TO THE CONSOLIDATED STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in bandwidth infrastructure services. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company operates bandwidth infrastructure assets, including fiber networks and data centers, in the United States, Canada and Europe to offer:

•	Fiber Solutions, including dark fiber, dedicated lit networks and mobile infrastructure services.
•	Transport services, including wavelength, wholesale IP and SONET services.
•	Enterprise Networks, including Ethernet, private lines, dedicated Internet and cloud services.
•	Colocation, including provision of colocation space and power and interconnection services.
•	Voice, unified communications and services dedicated to small and medium sized businesses.
•	Other services, including Zayo Professional Services (“ZPS”).

The Company’s shares are listed on the New York Stock Exchange (NYSE) under the ticker symbol “ZAYO”.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for annual reports on Form 10-K.  In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included herein.  Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the consolidated financial statements are presented in millions of dollars.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2017 as “Fiscal 2017,” fiscal year ended June 30, 2016 as “Fiscal 2016,” and the fiscal year ended June 30, 2015 as “Fiscal 2015.”

b. Earnings or Loss per Share

Basic earnings or loss per share attributable to the Company’s common shareholders is computed by dividing net earnings or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings or loss per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.  No such items were included in the computation of diluted loss per share for Fiscal 2016 and Fiscal 2015 because the Company incurred a net loss in each of these periods and the effect of inclusion would have been anti-dilutive.

The Company’s computation of diluted income per share for the year ended June 30, 2017 included an adjustment of 2.9 million shares to the weighted-average shares for the dilutive effect of the Part A and Part B units and related issuance of common shares upon vesting (calculated using the treasury method).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

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

d. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the defined benefit costs and defined benefit obligations related to post-employment benefits, and estimating certain restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

e. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. The Company had a non-current restricted cash balance of $4.5 million as of both June 30, 2017 and 2016.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2017, 2016 or 2015, respectively.

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

Goodwill is reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a single step test is performed to identify and measure impairment and if a reporting unit’s fair value is greater than its carrying value, the Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, up to but not exceeding the reporting unit’s goodwill. See discussion below in “Recently Issued Accounting Pronouncements” regarding the Company’s early adoption of a new accounting standard during the quarter ended March 31, 2017 which simplifies the requirements for goodwill impairment testing. The Company performed a qualitative assessment for the years ended June 30, 2017, 2016 and 2015, as well as upon the change in reportable segments during Fiscal 2017 (see Note 15- Segment Reporting), and determined it was more likely than not that the fair values of our reporting units are greater than their carrying amounts.

The Company reviews its indefinite-lived intangible assets for impairment at least annually in April, which involves comparing the estimated fair value of indefinite-lived intangible assets to their respective carrying values. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference. The Company performed a qualitative assessment to determine whether it was more

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

likely than not that the Company’s indefinite-lived intangible assets were impaired and concluded there was no indication of impairment for the years ended June 30, 2017, 2016 and 2015.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangible assets during the years ended June 30, 2017, 2016 or 2015, respectively.

i. Derivative Financial Instruments

Derivative instruments are recorded in the balance sheet as either assets or liabilities, measured at fair value. The Company has historically entered into interest rate swaps to convert a portion of its floating-rate debt to fixed-rate debt and has not applied hedge accounting; therefore, the changes in the fair value of the interest rate swaps are recognized in earnings as adjustments to interest expense. The principal objectives of the derivative instruments are to minimize the cash flow interest rate risks associated with financing activities. The Company does not use financial instruments for trading purposes. The Company utilized interest rate swap contracts in connection with debt instruments entered into during the July 2012 financing transactions. As of June 30, 2017, the Company’s interest rate swap contract has expired and was not replaced.

j. Revenue Recognition

The Company recognizes revenues derived from leasing fiber optic telecommunications infrastructure and the provision of telecommunications and colocation services when the service has been provided and there is persuasive evidence of an arrangement, the fee is fixed or determinable, customer acceptance has been obtained with relevant contract terms, and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

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

Stock-based compensation expense consists of the fair value of equity based awards granted to employees and independent directors recognized over their applicable vesting period. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statements of operations. For additional information regarding our stock-based compensation expense, see (l.) – Stock-Based Compensation below and Note 11 – Stock-Based Compensation.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. Transaction costs are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

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

l. Stock-Based Compensation

In October 2014, the Company adopted a new incentive plan.  The plan includes incentive cash compensation (ICC) and equity (in the form of restricted stock units).  Grants under the incentive plan are made quarterly for all

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

participants. The Company recognizes all quarterly stock-based awards to employees and independent directors, based on their grant-date fair values, with no consideration for future forfeitures. The Company recognizes the fair value of outstanding awards as a charge to operations over the vesting period.  The Company accounts for forfeitures as they occur.

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

For additional information regarding our stock-based compensation, see Note 11 – Stock-Based Compensation.

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

Estimating the future tax benefit associated with deferred tax assets requires significant judgment. Deferred tax assets arise from a variety of sources, the most significant being: tax losses that can be carried forward to be utilized against taxable income in future years, deferred revenue, and expenses recognized in the Company’s financial statements but disallowed in the Company’s tax return until the associated cash flow occurs.

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

In accordance with Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, all deferred tax assets and liabilities are presented as noncurrent.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

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

p. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash investments and accounts receivable. The Company’s cash and cash equivalents are primarily held in commercial bank accounts in the United States, Canada and Great Britain. The Company limits its cash investments to high-quality financial institutions in order to minimize its credit risk.

During the years ended June 30, 2017, 2016 and 2015, the Company had no single customer that exceeded 10% of total revenue. The Company’s trade receivables, which are unsecured, are geographically dispersed. As of June 30, 2017, the Company had no single customer with a trade receivable balance that exceeded 10% of total receivables. As of June 30, 2016, the Company had one customer with a trade receivable balance of 11% of total receivables.

q. Employee Benefits

As a result of the Allstream acquisition (see Note 3 – Acquisitions) the Company acquired certain defined benefit pension plans, a defined contribution plan and other non-pension post-employment benefit plans.  The cost of providing benefits under the defined benefit pension plans and other non-pension post-employment benefits is determined annually using the projected unit credit method. These actuarial valuations require the use of assumptions, including the discount rate, expected rate of return on plan assets, price inflation, expected future salary increases, turnover, retirement, and mortality rate calculations to measure defined benefit obligations. The discount rate used to calculate the present values of the defined benefit obligation is determined by reference to market interest rates of high quality corporate bonds at the end of the reporting period. The net defined liability/(benefit) recognized in our consolidated balance sheet comprises the present value of the projected benefit obligations less the fair value of plan assets. Annually, all actuarial gains and losses arising from changes in the present value of the defined benefit obligations are recognized as a component of other comprehensive income/(loss), and are included in accumulated other comprehensive income/(loss).  The changes in the fair value of plan assets are determined in an accounting valuation prepared by an independent actuary and recognized in the statement of operations during the period in which they occur. Any minimum funding requirements are considered in the calculation of the economic benefit. For plans recognized by a net defined benefit liability, minimum funding requirements can also result in an increase in the liability. The Company recognizes any decrease in an asset or increase in a liability as a result of the above in the statement of operations during the period in which they occur. The Company recognizes payments to the defined contribution plans as an expense in the period the employee service is incurred.

r. Condensed Financial Information of the Registrant

The restricted net assets of Zayo Group Holdings exceeds 25% of its consolidated net assets due to restrictions under the Credit Agreement and Notes (as defined in Note 7 – Long-term debt).  Zayo Group Holdings is a holding company with no assets or liabilities of its own or operations other than those of its subsidiary ZGL. Accordingly, the financial position, results of operations, comprehensive loss and cash flows of Zayo Group Holdings and ZGL are the same, except that at June 30, 2017, Zayo Group Holdings had cash of $0.7 million. As such, the condensed financial information of Zayo Group Holdings is not presented as it is not meaningful.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

s. Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Accounting for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance required a prospective adoption. Early adoption was permitted for goodwill impairment test performed on testing dates after January 1, 2017. The Company early adopted the standard during the quarter ended March 31, 2017.  No impairments of goodwill were identified.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new standard provides guidance for evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions for which the acquisition date occurs before the issuance date or effective date, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company early adopted the standard as of January 1, 2017 and has applied the provisions of this standard for acquisitions consummated subsequent to that date. The adoption of this standard did not have a material impact on the determination of whether the transactions closed during the current year would be accounted for as an acquisition of assets or a business.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments." The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017, with early adoption permitted. The Company does not plan to early adopt, nor does it expect the adoption of this new standard to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company established a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Although it is still assessing the impact of this standard, the Company expects the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt this ASU.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes five aspects of the accounting for share-based payment award transactions that will affect public companies, including: (1) accounting for income taxes; (2) classification of excess tax benefits on

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The Company early-adopted ASU 2016-09 effective July 1, 2016. Excess tax benefits for share-based payments are now recognized against income tax expense rather than additional paid-in capital and are included in operating cash flows rather than financing cash flows. The recognition of excess tax benefits have been applied prospectively and prior periods have not been adjusted. The Company had $15.6 million of excess tax benefits for the year ended June 30, 2017.  In addition, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $1.7 million as of July 1, 2016. Amendments related to minimum statutory tax withholding requirements and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes have been adopted prospectively and did not have a material impact on the consolidated financial statements.

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

In Fiscal 2017, the Company established a project team and commenced an initial impact assessment process based on a review of a sample of contracts with its customers. Lease revenue is not included in the scope of ASU 2014-09 and as a result the revenue to which the Company must apply the new guidance is generally limited to service revenue, certain maintenance revenue not covered by lease arrangements and other fees charged to customers. Although the Company is still assessing the impact of this standard on its consolidated financial statements, it has preliminarily determined that due to changes in the timing of recognition of certain installation services, discounts and promotional credits given to customers, there may be additional contract assets and liabilities recorded in the consolidated balance sheets upon adoption. Additionally, the requirement to defer incremental costs incurred to acquire a contract including sales commissions, and recognize such costs over the contract period or expected customer life may result in additional deferred charges recognized in the consolidated balance sheets and could have the impact of deferring operating expenses. The assessment of the impact of this standard on the Company’s consolidated financial statements also includes developing new accounting policies, internal controls and procedures and possible changes to our systems to facilitate the adoption of this accounting policy. The Company plans to adopt this new standard as of July 1, 2018 and based on its initial assessment expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. The Company' initial assessment of changes to the reporting of its revenue and expenses and anticipated adoption method may change depending on the results of the Company’s ongoing and final assessment of this ASU. Until the Company is further along in its assessment, it does not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09.

(3) ACQUISITIONS

Since inception, the Company has consummated 41 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Acquisitions Completed During Fiscal 2017

KIO Networks US Data Centers

On May 1, 2017, the Company completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego data centers.   The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and 2 megawatts of critical, IT power, with additional power available. As of June 30, 2017, $1.2 million of the purchase consideration is held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

Electric Lightwave Parent, Inc.

On March 1, 2017, the Company acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecom services provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments.  As of June 30, 2017, $7.0 million of the purchase consideration is held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was funded through debt (see Note 7 – Long-Term Debt) and cash on hand.  As of June 30, 2017, $2.2 million of the net purchase consideration remains payable by the Company.  The acquisition was considered a stock purchase for tax purposes.

The acquisition added 8,100 route miles of long haul fiber and 4,000 miles of dense metro fiber across Denver, Minneapolis, Phoenix, Portland, Seattle, Sacramento, San Francisco, San Jose, Salt Lake City, Spokane and Boise, with on-net connectivity to more than 3,100 enterprise buildings and 100 data centers.

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $11.3 million. The net purchase consideration represents the net present value of ten quarterly payments of approximately $1.3 million beginning in the December 2016 quarter. As of June 30, 2017, the remaining cash consideration to be paid was $8.9 million. The acquisition was considered an asset purchase for tax purposes. Payments made to the previous owners of the Santa Clara Data Center during the year ended June 30, 2017 of $3.7 million, representing the principal portion of the financing arrangement, are included in the consolidated statement of cash flows within financing activities.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three MW of critical power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to Zayo’s long haul dark fiber routes between San Francisco and Los Angeles.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Allstream

On January 15, 2016, the Company acquired 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream”) from Manitoba Telecom Services Inc. (“MTS”) for cash consideration of CAD $422.9 million (or $297.6 million), net of cash acquired, subject to certain post-closing adjustments. The consideration paid is net of $29.6 million of working capital and other liabilities assumed by the Company in the acquisition. The acquisition was funded with Incremental Term Loan proceeds (as defined in Note 7 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

The acquisition added more than 18,000 route miles to the Company’s fiber network, including 12,500 miles of long-haul fiber connecting all major Canadian markets and 5,500 route miles of metro fiber network connecting approximately 3,300 on-net buildings concentrated in Canada’s top five metropolitan markets.

As part of the Allstream acquisition, MTS agreed to retain Allstream’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream and also agreed to reimburse Allstream for certain solvency funding payments related to the pension obligations of active Allstream employees as of January 15, 2016.  MTS will transfer assets from Allstream’s former defined benefit pension plans related to pre-closing service obligations for active employees to new Allstream defined benefit pension plans created by the Company, subject to regulatory approval. In addition, if the pre-closing benefit obligation for the January 15, 2016 active employees exceeds the fair value of assets transferred to the new Allstream pension plans, MTS agreed to fund the funding deficiency at the later of the asset transfer date or the date at which it is determined that no further solvency deficit exists. Any required funding of the pension benefit obligation subsequent to January 15, 2016, will be the responsibility of the Company. The amount of the funding deficiency was not material to the financial statements as of June 30, 2017.

Also as part of the Allstream acquisition, the Company assumed the liabilities related to Allstream’s other non-pension unfunded post-retirement benefits plans. The liability assumed on January 15, 2016 was approximately $8.3 million. The balance of this liability as of June 30, 2017 was approximately $9.9 million. This liability is currently included in “Other long-term liabilities” on the consolidated balance sheet.

Viatel

On December 31, 2015, the Company completed the acquisition of a 100% interest in Viatel Infrastructure Europe Ltd., Viatel (UK) Limited, Viatel France SAS, Viatel Deutschland GmbH and Viatel Nederland BV (collectively, “Viatel”) for cash consideration of €92.9 million (or $101.2 million), net of cash acquired. The acquisition was funded with cash on hand. The acquisition was considered a stock purchase for tax purposes. During the year ended June 30, 2017, the Company received a refund of the purchase price from escrow of $1.5 million. The refund is reflected as a cash inflow from investing activities on the consolidated statement of cash flows for the year ended June 30, 2017 within “Cash paid for acquisitions, net of cash acquired” caption.

Dallas Data Center Acquisition (“Dallas Data Center”)

On December 31, 2015, the Company acquired a 36,000 square foot data center located in Dallas, Texas for cash consideration of $16.6 million. The acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

Acquisitions Completed During Fiscal 2015

Neo Telecoms (“Neo”)

On July 1, 2014, the Company acquired a 96% equity interest in Neo, a Paris-based bandwidth infrastructure company. The purchase agreement also includes a call option to acquire the remaining equity interest on or after December 31, 2015. The purchase consideration of €54.1 million (or $73.9 million), net of cash acquired, was in consideration of acquiring 96% equity ownership in Neo and a call option to purchase the remaining 4% equity interest in Neo. The fair value of the 4% non-controlling interest in Neo as of the acquisition date was $2.9 million and recorded in Other long-term liabilities. The consideration consisted of cash and was paid with cash on hand from the proceeds of

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

the Company’s Term Loan Facility (as defined in Note 7 – Long-Term Debt). €8.7 million (or $11.9 million) of the purchase consideration is currently held in escrow pending the expiration of the indemnification adjustment period. The acquisition was considered a stock purchase for tax purposes.

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

Latisys Holdings, LLC (“Latisys”)

On February 23, 2015, the Company acquired the operating units of Latisys, a colocation and infrastructure as a service (“Iaas”) provider for a price of $677.8 million, net of cash acquired.  The Latisys acquisition was funded with the proceeds of the January 2015 Notes Offering (as defined in Note 7 – Long-Term Debt). The acquisition was considered a stock purchase for tax purposes.

The Latisys acquisition added colocation and IaaS services through eight data centers across five markets in Northern Virginia, Chicago, Denver, Orange County and London. The acquired data centers currently total over 185,000 square feet of billable space and 33 MW of critical power.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of June 30, 2017, for the KIO Networks US Data Centers and Electric Lightwave acquisitions, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment, deferred revenue and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2017 acquisitions:

	KIO Networks US Data Centers	Electric Lightwave	Santa Clara Data Center
Acquisition date	May 1, 2017	March 1, 2017	October 3, 2016
		(in millions)
Cash	$0.1	$12.6	$—
Other current assets	0.1	55.4	—
Property and equipment	2.4	520.6	31.9

Deferred tax assets, net	—	46.7	—
Intangibles	6.4	312.2	6.0
Goodwill	6.0	629.3	—
Other assets	0.5	1.7	—
Total assets acquired	15.5	1,578.5	37.9
Current liabilities	1.7	58.1	—
Deferred tax liabilities, net	1.3	—	—
Capital lease obligations	—	—	26.6
Deferred revenue	0.5	80.0	—
Other liabilities	—	1.2	—
Total liabilities assumed	3.5	139.3	26.6
Net assets acquired	12.0	1,439.2	11.3
Less cash acquired	(0.1)	(12.6)	—
Total consideration paid/payable	$11.9	$1,426.6	$11.3

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The goodwill arising from the Company’s acquisitions results from synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units.  Effective January 1, 2017, the Company implemented organizational changes which had an impact on the composition of the Company’s strategic product groups ("SPG" or "SPGs") (see Note 15 – Segment Reporting). In connection with the organizational change, goodwill was re-allocated to the Company’s SPGs on a relative fair value basis.  The Company completed an assessment immediately prior to and after the organization change at the SPG level and determined that it is more likely than not that the fair value of the Company’s reporting units is greater than their carrying amounts.  Note 5 – Goodwill displays the allocation of the Company's acquired goodwill to each of its reporting units.

In the Company’s acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred on the date of acquisition or disposal, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $20.5 million, $21.5 million, and $6.2 million during the years ended June 30, 2017, 2016 and 2015, respectively. Transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these periods.

Pro-forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s Fiscal 2017 and 2016 acquisitions as if the acquisitions occurred on July 1, 2015. The pro forma net loss for the periods ended June 30, 2017 and 2016 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2017 and 2016 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2015.

	Year Ended June 30,
	2017	2016
	(in millions)
Revenue	$2,566.7	$2,574.4
Net income/(loss)	$35.9	$(147.3)
Net income/(loss) per share:
Basic and diluted	$0.15	$(0.61)

The Company is unable to determine the amount of revenue associated with each acquisition recognized in the post-acquisition period as a result of integration activities with the exception of Electric Lightwave, which we recognized $169.6 million in revenue during Fiscal 2017.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(4) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated useful lives	As of June 30,
	(in years)	2017	2016
		(in millions)
Land	N/A	$28.9	$16.7
Buildings - leasehold and site improvements	15 to 39	277.1	187.3
Furniture, fixtures and office equipment	3 to 7	27.3	6.8
Computer hardware	3 to 5	33.1	24.5
Software	3	56.5	37.2
Machinery and equipment	5 to 7	483.4	326.6
Fiber optic equipment	8	826.6	732.5
Circuit switch equipment	10	337.6	20.3
Packet switch equipment	5	130.2	97.9
Fiber optic network	15 to 20	4,110.3	3,393.0
Construction in progress	N/A	651.5	656.8
Total		6,962.5	5,499.6
Less accumulated depreciation		(1,946.5)	(1,420.1)
Property and equipment, net		$5,016.0	$4,079.5

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2017, 2016 and 2015 was $526.9 million, $440.5 million and $351.4 million, respectively.

During the years ended June 30, 2017, 2016 and 2015, the Company capitalized interest in the amounts of $18.8 million, $13.8 million and $12.5 million, respectively. The Company capitalized $79.9 million, $64.5 million, and $58.3 million of direct labor costs to property and equipment accounts during the years ended June 30, 2017, 2016 and 2015, respectively.

(5) GOODWILL

The Company’s goodwill balance was $1,840.2 million and $1,214.5 million as of June 30, 2017 and 2016, respectively.

The Company’s reporting units are comprised of SPGs. Effective January 1, 2017, the Company implemented organizational changes which had an impact on the composition of the Company’s SPGs. The change in structure had the impact of consolidating and/or regrouping existing SPGs, disaggregating the legacy Zayo Canada SPG among the existing SPGs and a creating a new Allstream and IP Transit SPG (See Note 15 – Segment Reporting).   In connection with the organizational change, goodwill was re-allocated to the Company’s SPGs on a relative fair value basis.  The Company completed an assessment immediately prior to and after the organization change at the SPG level and determined that it is more likely than not that the fair value of the Company’s reporting units is greater than their carrying amounts.

As of June 30, 2017, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Services (“Waves”), Zayo IP Transit Services (“IP Transit”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Enterprise Private and Connectivity (“EPIC”), Zayo Cloud Services (“Cloud”),  Zayo Colocation (“zColo"), Allstream and Other (primarily ZPS).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The following reflects the changes in the carrying amount of goodwill during Fiscal 2017:

Product Group	As of June 30, 2016	Reallocation among reporting units	Adjustments to Fiscal 2016 Acquisitions	Fiscal 2017 Acquisitions	Foreign Currency Translation and Other	As of June 30, 2017
	(in millions)
Dark Fiber	$295.1	$(295.1)	$—	$—	$—	$—
Fiber Solutions	—	544.8	1.7	92.9	(5.5)	633.9
Waves	258.3	(104.0)	(2.7)	96.5	(0.7)	247.4
Sonet	51.3	0.7	—	—	—	52.0
Ethernet	104.3	(59.8)	(0.5)	315.3	0.2	359.5
IP	87.5	(87.5)	—	—	—	—
MIG	73.6	(73.6)	—	—	—	—
EPIC	—	89.5	—	—	—	89.5
zColo	268.8	(15.0)	(3.7)	4.7	1.5	256.3
Cloud	60.0	—	(0.1)	9.4	0.2	69.5
Allstream	—	—	—	116.5	—	116.5
Other	15.6	—	—	—	—	15.6
Total	$1,214.5	$—	$(5.3)	$635.3	$(4.3)	$1,840.2

The following reflects the changes in the carrying amount of goodwill during Fiscal 2016:

Product Group	As of July 1, 2015	Fiscal 2016 Acquisitions	Adjustments to Fiscal 2015 Acquisitions	Foreign Currency Translation and Other	As of July 1, 2016
	(in millions)
Dark Fiber	$299.1	$10.2	$—	$(14.2)	$295.1
Waves	265.6	—	—	(7.3)	258.3
Sonet	50.3	1.0	—	-	51.3
Ethernet	104.2	—	—	0.1	104.3
IP	86.3	1.4	—	(0.2)	87.5
MIG	73.4	—	0.2	-	73.6
zColo	273.2	1.3	(5.7)	-	268.8
Cloud	57.0	3.0	—	-	60.0
Other	15.3	—	—	0.3	15.6
Total	$1,224.4	$16.9	$(5.5)	$(21.3)	$1,214.5

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(6) INTANGIBLE ASSETS

Identifiable intangible assets as of June 30, 2017 and 2016 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
June 30, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,477.7	$(308.6)	$1,169.1
Underlying rights	1.6	(0.4)	1.2
Total	1,479.3	(309.0)	1,170.3
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.8	—	14.8
Total	$1,497.6	$(309.0)	$1,188.6
June 30, 2016
Finite-Lived Intangible Assets
Customer relationships	$1,143.6	$(228.8)	$914.8
Trade names	0.2	(0.2)	—
Underlying rights	1.6	(0.3)	1.3
Total	1,145.4	(229.3)	916.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.3	—	15.3
Total	$1,164.2	$(229.3)	$934.9

The weighted average remaining amortization period for the Company’s customer relationships asset is 15.4 years. The Company has determined that certain underlying rights (including easements) and the certifications have indefinite lives. The amortization period for underlying rights (including easements) is 20 years. The amortization of intangible assets for the years ended June 30, 2017, 2016 and 2015 was $80.0 million, $75.8 million, and $54.8 million, respectively.

During the years ended June 30, 2017 and 2016, the Company wrote off $0.3 million and $1.8 million in fully amortized intangible assets, respectively. Estimated future amortization of finite-lived intangible assets is as follows:

June 30,
(in millions)
2018	$89.5
2019	88.2
2020	83.2
2021	81.1
2022	79.3
Thereafter	749.0
Total	$1,170.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(7) LONG-TERM DEBT

As of June 30, 2017 and 2016, long-term debt was as follows:

	2017	2016
	(in millions)
Term Loan Facility due 2021	$498.8	$1,837.4
Term Loan Facility due 2024	1,429.9	—
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	900.0	900.0
5.75% Senior Unsecured Notes due 2027	1,350.0	—
Total debt obligations	5,608.7	4,167.4
Unamortized discount on Term Loan Facility	(16.0)	(19.0)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	5.5	6.3
Unamortized discount on 6.375% Senior Unsecured Notes due 2025	(14.3)	(15.6)
Unamortized premium on 5.75% Senior Unsecured Notes due 2027	21.6	—
Unamortized debt issuance costs	(67.8)	(53.8)
Carrying value of debt	5,537.7	4,085.3
Less current portion	(5.0)	—
Long-term debt, less current portion	$5,532.7	$4,085.3

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The interest rate margins applicable to the portion of the Term Loan Facility due in 2021 were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. In addition, the amended and restated Credit Agreement removed the fixed charge coverage ratio covenant and replaced such covenant with a springing senior secured leverage ratio maintenance requirement applicable only to the Revolver, increased certain lien and debt baskets, and removed certain covenants related to collateral. The terms of the Term Loan Facility required the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such payment was required during Fiscal 2017 or Fiscal 2016).

Under the amended and restated Credit Agreement, the Revolver matures at the earliest of (i) April 17, 2020, and (ii) six months prior to the earliest maturity date of the Term Loan Facility, subject to amendment thereof.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million.  The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on ZGL’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver accrue interest at a rate ranging from LIBOR plus 2.0% to LIBOR plus 3.0% per annum based upon ZGL’s leverage ratio.

On January 15, 2016, ZGL and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the portion of the Term Loan Facility due 2021 was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0%. The issue discount of $4.8 million on the Amendment is accreted to interest expense over the term of the Term Loan Facility under the effective interest

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

method. No other terms of the Credit Agreement were amended.  The Incremental Term Loan proceeds were used to fund the Allstream acquisition (see Note 3 – Acquisitions) and for general corporate purposes.

On July 22, 2016, ZGL and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Repricing Amendment, the Incremental Term Loan was repriced at par and will bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

On January 19, 2017, ZGL and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Company’s Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence, which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (the “B-2 Term Loan” and along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, ZGL and Zayo Capital added a new $650.0 million term loan tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment the full $2,500.0 million Term Loan Facility including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was re-issued at a price of 99.75%. Per the terms of the Incremental Amendment, the Revolver matures on April 17, 2020. No other material terms of the Credit Agreement were amended.  On April 10, 2017, $570.1 million of the B-2 Term Loan and the Electric Lightwave Incremental Term Loan was repaid from proceeds of issuance of senior unsecured notes as further discussed below. As of June 30, 2017, $1,928.7 million of aggregate principal amount was outstanding under the Term Loan Facility.

In connection with the Incremental Amendment in January 2017 and early repayment of a portion of the term loan, the Company recognized an expense of $18.2 million during Fiscal 2017 associated with debt extinguishment costs.  The Company completed an assessment at an individual creditor level in order to determine if the Incremental Amendment resulted in an extinguishment or modification of the Term Loan Facility and the subsequent amendments thereto (the “Previous Term Loan Indebtedness”).  Based on this analysis, a portion of the Previous Term Loan Indebtedness was deemed to have been extinguished as a result of the Incremental Amendment.  The $18.2 million loss on extinguishment of debt primarily represents non-cash expenses associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended, which was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Incremental Amendment.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 3.4% and 3.9% at June 30, 2017 and 2016, respectively. Interest rates on the Revolver as of June 30, 2017 and 2016 were approximately 3.8% and 3.4%, respectively.

As of June 30, 2017, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $7.8 million as of June 30, 2017, leaving $442.2 million available under the Revolver.

Senior Unsecured Notes

On January 23, 2015, ZGL and Zayo Capital (together “the Issuers”) completed a private offering (the “January 2015 Notes Offering”) of $700.0 million aggregate principal amount of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  On March 9, 2015, the Issuers completed a private offering of an additional $730.0 million aggregate principal amount of 2023 Unsecured Notes at a premium of 1% (the “March 2015 Notes Offering”, and together with the January 2015 Notes Offering, the “2023 Notes Offerings”) resulting in aggregate gross proceeds for the 2023 Unsecured Notes of $1,437.3 million.  The issue premium of $7.3 million on the March 2015 Notes Offering is accreted against interest expense over the term of the notes under the effective interest method.  The 2023 Unsecured

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year, beginning on October 1, 2015. The 2023 Unsecured Notes will mature on April 1, 2023.  The net proceeds from the January 2015 Notes Offering were used to fund the Latisys acquisition. The net proceeds from the March 2015 Notes Offering were used to redeem the Company’s remaining $675.0 million 2020 Secured Notes (the “Second Notes Redemption”) at a price of 105.75%. As part of the Second Notes Redemption, we recorded an early redemption call premium of $38.8 million.  The call premium was recorded as a loss on extinguishment of debt on the consolidated statements of operations for the year ended June 30, 2015.

On April 14, 2016, ZGL and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of additional 2025 Unsecured Notes (the “Incremental 2025 Notes”). The Incremental 2025 Notes were an additional issuance of the existing 6.375% senior unsecured notes due in 2025 (the “2025 Notes” and together with the Incremental 2025 Notes, the “2025 Unsecured Notes”) and were priced at 97.76%. The issue discount of $15.9 million of the Incremental 2025 Notes is accreted to interest expense over the term of the Incremental 2025 Notes using the effective interest method. The net proceeds from the offering plus cash on hand were used to (i) redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020 (the “2020 Unsecured Notes”), including the required $20.3 million make-whole premium and accrued interest, and (ii) repay $196.0 million of borrowings under the then outstanding secured Term Loan Facility. The Company recorded a $2.1 million loss on extinguishment of debt associated with the write-off of unamortized debt discount on the Term Loan Facility accounted for as an extinguishment during the fourth quarter of Fiscal 2016. Following the offering of the Incremental 2025 Notes, $900.0 million aggregate principal amount of the 2025 Unsecured Notes is outstanding.

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027, which were issued at par. The net proceeds from the offering, along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition (see Note 3 – Acquisitions), which closed on March 1, 2017.

On April 10, 2017, the Company completed a private offering of $550.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “Incremental 2027 Notes”). The Incremental 2027 Notes were an additional issuance of the existing 5.75% senior unsecured notes due in 2027 (the “2027 Notes” and together with the Incremental 2027 Notes, the “2027 Unsecured Notes”) and were priced at 104.0%. The issue premium of $22.0 million of the Incremental 2027 Notes is being accreted to interest expense over the term of the 2027 Unsecured Notes using the effective interest method.  The net proceeds from the Incremental 2027 Notes were used to repay certain outstanding balances on the Company’s Term Loan Facility that mature on January 19, 2024. Following the offering of the Incremental 2027 Notes, $1.35 billion aggregate principal amount of the 2027 Unsecured Notes is outstanding as of June 30, 2017.

Debt covenants

The indentures (the “Indentures”) governing the 2023 Unsecured Notes, the 2025 Unsecured Notes and the 2027 Unsecured Notes (collectively the “Notes”) contain covenants that, among other things, restrict the ability of ZGL and its subsidiaries to incur additional indebtedness and issue preferred stock; pay dividends or make other distributions with respect to any equity interests, make certain investments or other restricted payments, create liens, sell assets, incur restrictions on the ability of ZGL’s restricted subsidiaries to pay dividends or make other payments to ZGL, consolidate or merge with or into other companies or transfer all or substantially all of their assets, engage in transactions with affiliates, and enter into sale and leaseback transactions.  The terms of the Indentures include customary events of default.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

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

The Company was in compliance with all financial covenants associated with its debt agreements as of June 30, 2017 and 2016.

Redemption rights

At any time prior to April 1, 2018 (for the 2023 Unsecured Notes), May 15, 2018 (for the 2025 Unsecured Notes),  and January 15, 2022 (for the 2027 Unsecured Notes), the Company may redeem all or part of the applicable Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a “make-whole” premium, which is a lump sum payment derived from a formula based on the net present value of future coupon payments that will not be paid because of the early redemption.

On or after April 1, 2018 (for the 2023 Unsecured Notes), May 1, 2020 (for the 2025 Unsecured Notes), or January 15, 2022 (for the 2027 Unsecured Notes), the Company may redeem all or part of the applicable Notes, at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period of the years indicated below:

Redemption Price
Year	(2023 Unsecured Notes)
2018	104.500%
2019	103.000%
2020	101.500%
2021 and thereafter	100.000%

Redemption Price
Year	(2025 Unsecured Notes)
2020	103.188%
2021	102.125%
2022	101.063%
2023 and thereafter	100.000%

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Redemption Price
Year	(2027 Unsecured Notes)
2022	102.875%
2023	101.917%
2024	100.958%
2025 and thereafter	100.000%

The Company may purchase the Notes in open-market transactions, tender offers, or otherwise. The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes.

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2017:

Year Ended June 30,
(in millions)
2018	$5.0
2019	5.0
2020	5.0
2021	483.8
2022	—
Thereafter	5,109.9
Total	$5,608.7

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

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $112.9 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $10.4 million, $11.4 million and $23.2 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the years ended June 30, 2017, 2016 and 2015, respectively.

The balance of debt issuance costs as of June 30, 2017 and 2016 was $67.8 million and $53.8 million, net of accumulated amortization of $45.1 million and $35.8 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness and changes in the fair value of the Company’s interest rate derivatives.  Interest expense associated with the amortization of debt issuance costs was $9.3 million, $10.0 million and $13.9 million for the years ended June 30, 2017, 2016 and 2015, respectively.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to “Long-term debt, non-current”.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Interest rate derivatives

On August 13, 2012, the Company entered into forward-starting interest rate swap agreements with an aggregate notional value of $750.0 million, a maturity date of June 30, 2017, and a start date of June 30, 2013. There were no up-front fees for these agreements. The contract states that the Company shall pay a 1.67% fixed rate of interest for the term of the agreement beginning on the start date. The counter-party will pay to the Company the greater of actual LIBOR or 1.25%. The Company entered into the forward-starting swap arrangements to reduce the risk of increased interest costs associated with potential changes in LIBOR rates. As of June 30, 2017, the interest rate swap agreements have expired and were not replaced.

Changes in the fair value of interest rate swaps were recorded in interest expense in the consolidated statements of operations for the applicable period. The fair value of the interest rate swaps of nil and $3.0 million are included in “Other long term liabilities” in the Company’s consolidated balance sheet as of June 30, 2017 and 2016, respectively. During the years ended June 30, 2017, 2016 and 2015, $(3.0) million, $(1.1) million and $2.1 million were recorded as a (decrease)/increase in interest expense for change in the fair value of the interest rate swaps.

(8) INCOME TAXES

The Company’s provision/(benefit) for income taxes from operations are summarized as follows:

	June 30,
	2017	2016	2015
	(in millions)
Current Income Taxes
Federal	$1.6	$(1.3)	$1.7
State	6.3	8.7	4.4
Foreign	(2.1)	3.9	(1.6)
Total	$5.8	$11.3	$4.5
Deferred Income Taxes
Federal	$13.3	$7.3	$(8.7)
State	2.4	(2.3)	(6.9)
Foreign	(3.1)	(7.8)	2.3
Total	12.6	(2.8)	(13.3)
Total provision/(benefit) for income taxes	$18.4	$8.5	$(8.8)

The United States and foreign components of income/(loss) from operations before income taxes are as follows:

	June 30,
	2017	2016	2015
	(in millions)
United States	$66.6	$(46.9)	$(159.7)
Foreign	37.5	(20.8)	(4.4)
Total	$104.1	$(67.7)	$(164.1)

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to earnings before income taxes primarily because of certain expenses that represent permanent differences between book and tax expenses and deductions, such as stock-based compensation expense.

We file income tax returns in various federal, state, and local jurisdictions including, but not limited to, the United States, Canada, United Kingdom and France. In the normal course of business, we are subject to examination by taxing

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

authorities throughout the world. With few exceptions, we are no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years before 2012.

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2017, 2016 and 2015 are as follows:

	June 30,
	2017	2016	2015
	(in millions)
Expected provision/(benefit) at the statutory rate	$36.4	$(23.8)	$(57.4)
Increase/(decrease) due to:
Stock-based compensation	(11.7)	27.9	59.4
State income taxes, net of federal benefit	2.9	(2.1)	(7.4)
Transaction costs not deductible for tax purposes	1.9	1.5	0.7
Change in statutory tax rate	(1.4)	(3.6)	(2.2)
Change in valuation allowance	(10.2)	2.8	—
Foreign tax rate differential	(3.9)	2.7	0.6
Other, net	4.4	3.1	(2.5)
Provision/(benefit) for income taxes	$18.4	$8.5	$(8.8)

As of June 30, 2017, the Company recorded a $0.2 million liability for uncertain tax positions and accrued interest related to state taxing jurisdictions. We recognize interest and penalties related to uncertain tax positions in income tax expense. Currently, the company is under audit by several US states for fiscal years 2013 to 2016.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2017	2016
	(in millions)
Deferred income tax assets
Net operating loss carry forwards	$715.2	$563.9
Tax credit carry forwards	22.6	17.2
Deferred revenue	405.9	318.3
Accrued expenses	40.0	40.2
Other liabilities	17.4	25.5
Reserves against accounts receivable	18.2	14.8
Deferred compensation	20.3	15.5
Total deferred income tax assets	1,239.6	995.4
Valuation allowance	(111.1)	(135.3)
Net deferred tax assets	1,128.5	860.1
Deferred income tax liabilities
Property and equipment	712.2	559.2
Intangible assets	412.4	321.5
Debt issuance costs	5.8	13.7
Total deferred income tax liabilities	1,130.4	894.4
Net deferred income tax liabilities	$(1.9)	$(34.3)

As of June 30, 2017, the Company had $1,662.5 million of U.S. federal net operating loss ("NOL") carry forwards. The Company utilized approximately $88.6 million of U.S. federal NOL carry forwards during Fiscal 2017.  The

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Company has completed several acquisitions in which it acquired net operating loss tax attributes as part of the purchase.  These acquisitions, however, were considered a "change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carry forwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.  Currently available U.S. NOL carry forwards as of June 30, 2017 are approximately $952.0 million.  An additional $167.0 million will become available for use during fiscal year ended June 30, 2018.  The Company's NOL carry forwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2019 and ending in 2036.

As of June 30, 2017, the Company had approximately $389.5 million of foreign jurisdiction net operating loss carry forwards, primarily in Canada, the United Kingdom and France. The majority of these foreign NOLs have a valuation allowance reducing the value of the corresponding deferred tax asset in the financial statements due to recent losses.  It is reasonably possible that the Company may reverse the valuation allowance recorded on certain foreign subsidiaries’ deferred tax assets in the near future.

As of June 30, 2017, the Company had tax-effected state net operating loss carry forwards of approximately $42.1 million, which are subject to limitations on their utilization and have various expiration dates 2017 through 2036. The Company believes that only $39.3 million of this balance will be utilized.

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

At June 30, 2017, the positive undistributed earnings of the Company's foreign subsidiaries amounted to $61.8 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no income taxes have been provided thereon. The amount of income taxes that would have resulted had such earnings been repatriated is estimated to be $21.3 million.

(9) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following:

	June 30,
	2017	2016
	(in millions)
Accrued compensation and benefits	$38.5	$27.9
Accrued property and equipment purchases	81.8	46.7
Network expense accruals	132.1	94.8
Other accrued taxes	20.1	9.1
Accrued professional fees	3.9	2.3
Other accruals	49.0	44.9
Total	$325.4	$225.7

(10) EQUITY

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

issuance costs) of $387.2 million are reflected on the Company’s consolidated statement of stockholders’ equity during the year ended June 30, 2015.

During the year ended June 30, 2015, there was a deemed modification to the Company’s stock compensation arrangements with employees and directors.  The modification resulted in a reclassification of the previously recorded stock-based compensation liability to additional paid-in capital.

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

During the year ended June 30, 2016, the Company repurchased 3,474,120 shares of its outstanding common stock.  This amount includes 3,103,350 shares repurchased at an average price of $23.07 per share, or $71.7 million, excluding commissions, under a $500 million, 6-month share repurchase program authorized by the Company’s Board of Directors on November 10, 2015. The 6-month share repurchase program expired in May 2016. The amounts included in the “Common stock repurchases” line in the consolidated statements of cash flows represents both shares authorized by the Board of Directors for repurchase under the publically announced authorization described above, as well as $9.4 million, or 370,770 shares, withheld from employees to cover tax withholding obligations on certain restricted stock units that vested during Fiscal 2016.

During the years ended June 30, 2017 and June 30, 2016, the Company recorded increases of $104.7 million and $152.9 million respectively, in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards.

(11) STOCK-BASED COMPENSATION

The following table summarizes the Company’s stock-based compensation expense for liability and equity classified awards included in the consolidated statements of operations:

	Year Ended June 30,
	2017	2016	2015
	(in millions)
Included in:
Operating costs	$11.3	$17.4	$23.3
Selling, general and administrative expenses	102.8	138.5	177.4
Total stock-based compensation expense	$114.1	$155.9	$200.7

CII common and preferred units	$10.1	$73.0	$156.8
Part A restricted stock units	76.5	45.3	12.6
Part B restricted stock units	26.0	36.5	31.3
Part C restricted stock units	1.5	1.1	—
Total stock-based compensation expense	$114.1	$155.9	$200.7

CII Common and Preferred Units

Prior to the Company’s IPO, the Company was given authorization by CII to award 625,000,000 of CII’s common units as profits interests to employees, directors, and affiliates of the Company.  The common units were historically considered to be stock-based compensation with terms that required the awards to be classified as liabilities due to cash settlement features. The vested portion of the awards was reported as a liability and the fair value was re-measured at

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

each reporting date until the date of settlement, with a corresponding charge (or credit) to stock-based compensation expense.  In connection with the Company’s IPO and the related amendment to the CII operating agreement, there was a deemed modification to the stock compensation arrangements with the Company’s employees and directors. As a result, previously issued common units which were historically accounted for as liability awards, became classified as equity awards.  Prior to reclassifying the common unit liability to equity, the Company re-measured the fair value of the CII common units factoring in the change in fair value since September 30, 2014 and the change in fair value caused by the modification.  The fair value of these previously vested common units was estimated to be $490.2 million on the modification date and this amount is reflected in the Company’s consolidated statement of stockholders’ equity as an increase to additional-paid-in-capital during the year ended June 30, 2015.  During the three months ended December 31, 2016, the CII common units became fully vested and as such there is no unrecognized compensation cost associated with CII common units as of June 30, 2017.

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

The value of the CII common units is derived from the value of CII’s investments in the Company and Onvoy, LLC and its subsidiaries (“OVS”), a company that provided voice and managed services which the Company spun off during the year ended June 30, 2014. As the value derived from each of these investments is separately determinable and there is a plan in place to distribute the value associated with the investment in Company shares separate from the value derived from OVS, the two components are accounted for separately.  The OVS component of the CII awards is adjusted to fair value each reporting period.  On December 31, 2015, CII entered into an agreement to sell OVS to a third party.  The sale was completed in May 2016. Based on the sale price, the estimated fair value of OVS awards has been increased, resulting in an increase to stock based compensation expense and corresponding increase to additional paid-in capital of $12.9 million for the year ended June 30, 2016. Proceeds from the sale to be distributed to the Company’s employees will be paid by CII.

During the years ended June 30, 2017, 2016 and 2015 the Company recognized $10.1 million, $73.0 million and $156.8 million, respectively, of stock-based compensation expense related to vesting of CII common and preferred units. During the three months ended December 31, 2016, the CII common units became fully vested and as such there is no unrecognized compensation cost associated with CII common units as of June 30, 2017.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

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

The PCIP has the following components:

Part A

Under Part A of the PCIP, all full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have a RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee subsequent to the end of the respective performance period taking into account the Company’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of the Company’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest assuming continuous employment fifteen months subsequent to the end of the performance period. Upon vesting, the RSUs convert to an equal number of shares of the Company’s common stock. Additionally, under Part A of the PCIP, awards may be granted to certain employees upon commencement of their employment with the Company.

During the years ended June 2017, 2016 and 2015, the Company recognized $76.5 million, $45.3 million and $12.6 million of compensation expense associated with Part A awards, respectively. The June 2017 and June 2016 quarterly awards were recorded as liabilities totaling $5.5 million and $2.0 million as of June 30, 2017 and 2016, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. The quarterly stock-based compensation liability is included in “Other long-term liabilities” in the accompanying consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At June 30, 2017, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $36.6 million.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The following table summarizes the Company’s Part A RSU activity for the years ended June 2017, 2016 and 2015:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2014	—	$—	—
Granted	955,831	26.25
Vested	—
Forfeited	(22,614)	n/a
Outstanding at July 1, 2015	933,217	$26.25	7.1
Granted	2,190,785	26.04
Vested	(852,853)	26.14
Forfeited	(101,248)	n/a
Outstanding at July 1, 2016	2,169,901	$26.04	7.9
Granted	2,678,503	31.64
Vested	(2,080,685)	26.03
Forfeited	(403,333)	n/a
Outstanding at June 30, 2017	2,364,386	$31.63	7.1

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The following table summarizes the Company’s Part B RSU activity for the years ended June 2017, 2016 and 2015:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2014	—	$—	—
Granted	1,251,671	42.90
Vested	—
Forfeited	(1,798)	n/a
Outstanding at July 1, 2015	1,249,873	$42.90	5.5
Granted	1,152,176	26.80
Vested	(1,463,893)	38.70
Forfeited	(77,220)	n/a
Outstanding at July 1, 2016	860,936	$29.50	6.2
Granted	715,564	45.56
Vested	(793,478)	32.58
Forfeited	(371,049)	n/a
Outstanding at June 30, 2017	411,973	$42.86	6.1

The table below reflects the total Part B RSUs granted during each period presented, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into shares of the Company’s common stock and the grant date fair value per Part B RSU during the period indicated. The table below also reflects the units converted to the Company’s common stock at a subsequent vesting date but for those RSUs granted during the period indicated:

	During the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Part B RSUs granted	152,808	171,316	191,015	200,425
Maximum eligible shares of the Company's common stock	550,109	880,564	981,817	1,030,185
Grant date fair value per Part B RSU	$26.52	$27.39	$75.56	$47.00
Units converted to Company's common stock at vesting date	n/a	n/a	n/a	99,508

	During the three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Part B RSUs granted	312,516	284,773	282,074	272,813
Maximum eligible shares of the Company's common stock	1,606,332	1,463,733	1,449,860	1,426,812
Grant date fair value per Part B RSU	$37.03	$25.12	$25.26	$17.83
Units converted to Company's common stock at vesting date	1,078,812	475,446	40,182	—

During the years ended June 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $26.0 million, $36.5 million and $31.3 million related to Part B awards, respectively.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $8.0 million at June 30, 2017.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the year ended June 30, 2017 and June 30, 2016, the Company’s independent directors were granted 47,420 and 41,793 Part C RSUs, respectively. During the year ended June 30, 2017 and June 30, 2016, the Company recognized $1.5 million and $1.1 million of compensation expense associated with the Part C RSUs, respectively.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(12) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2017 and 2016, due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of  net unamortized premium, and was $3,692.8 million and $2,320.7 million as of June 30, 2017 and 2016, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of June 30, 2017 and 2016 was estimated to be $3,895.7 million and $2,338.1 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of the unamortized discounts, and was $1,912.7 million and $1,818.4 million as of June 30, 2017 and 2016, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.50% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%).  Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was amended on January 19, 2017, its carrying amount approximates fair value. Excluding any offsetting effect of the Company’s interest rate swaps, a hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above a 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $19.3 million.

The Company’s interest rate swaps are valued using discounted cash flow techniques that use observable market inputs, such as LIBOR-based yield curves, forward rates, and credit ratings. Changes in the fair value of the interest rate swaps of $(3.0) million, $(1.1) million and $2.1 million were recorded as a (decrease)/increase to interest expense during the years ended June 30, 2017, 2016 and 2015, respectively. As of June 30, 2017, the interest rate swap agreements have expired and were not renewed.

As of June 30, 2017 and 2016, there was no balance outstanding under the Company's Revolver.

Financial instruments measured at fair value on a recurring basis are summarized below:

	Level	June 30, 2017	June 30, 2016
Liabilities Recorded at Fair Value in the Financial Statements:		(in millions)
Interest rate swap	Level 2	$—	$3.0

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(13) COMMITMENTS AND CONTINGENCIES

Capital Leases

Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year Ended June 30,
(in millions)
2018	$9.8
2019	8.6
2020	7.7
2021	8.0
2022	8.5
Thereafter	74.4
Total minimum lease payments	117.0
Less amounts representing interest	(15.4)
Less current portion	(8.0)
Capital lease obligations, non-current	$93.6

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence and equipment under non-cancelable operating leases. Lease expense was $68.8 million, $53.1 million and $52.3. million for the years ended June 30, 2017, 2016 and 2015, respectively. Additionally, the Company recognized expense related to right-of way, pole attachment and other fees for access of $65.1 million, $48.9 million, and $42.0 million for the years ended June 30, 2017, 2016 and 2015, respectively.

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

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year Ended June 30,
(in millions)
2018	$113.4
2019	104.3
2020	88.0
2021	66.0
2022	34.9
Thereafter	138.4
$545.0

Purchase Commitments

At June 30, 2017, the Company was contractually committed for $379.6 million of capital expenditures for construction materials and purchases of property and equipment, as well as energy and network expenditures.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future expenditures.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Outstanding Letters of Credit

As of June 30, 2017, the Company had $7.8 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of June 30, 2017, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.4 million (or $2.6 million) in letters of credit, under a CAD $5.0 million (or $3.9 million) unsecured credit letter agreement.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(14) RELATED-PARTY TRANSACTIONS

In May 2016, CII sold OVS and its subsidiaries to an entity that has a material ownership interest in the Company. The Company continues to have ongoing contractual relationships with Inteliquent, Inc., successor by merger to OVS (“Inteliquent”), whereby the Company provides Inteliquent and its subsidiaries with bandwidth capacity and Inteliquent provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the periods presented:

	Year Ended June 30,
	2017	2016	2015
	(in millions)
Revenues	$7.5	$6.6	$6.9
Operating costs	$2.0	$2.1	$1.0

As of June 30, 2017 and June 30, 2016, the Company had $0.5 million and $0.2 million, respectively, due from Inteliquent.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the years ended June 30, 2017, 2016 and 2015, respectively, the Company reimbursed Mr. Caruso $0.8 million, $0.5 million and $0.7 million for his business use of the aircraft.

(15) SEGMENT REPORTING

The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company's notes to its consolidated financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.

As the Company has increased in scope and scale, it has developed its management and reporting structure to support this growth. The Company’s bandwidth infrastructure, colocation and connectivity services are comprised of

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

various related product groups generally defined around the type of service the customer is buying, referred to as SPGs. Each SPG is responsible for the revenue, costs and associated capital expenditures of its respective services. The SPGs enable sales, make pricing and product decisions, engineer networks and deliver services to customers, and support customers for their specific telecom and Internet infrastructure services.

In connection with the Company’s continued increase in scope and scale, effective January 1, 2017, and contemplation of the Company’s acquisition of Electric Lightwave which was completed March 1, 2017, the Company's chief operating decision maker ("CODM"), the Company's Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. Under the new structure, the Company’s reportable segments include: Fiber Solutions, Transport, Enterprise Networks, Zayo Colocation, Allstream and Other.  The change in structure had the impact of consolidating and/or regrouping existing SPGs and product offerings among the Company’s reportable segments and disaggregating the legacy Zayo Canada segment among the existing SPGs and a new Allstream reportable segment.  The change in structure also resulted in adjustments to intercompany pricing which more closely align to third party pricing on the services which are provided between the Company’s SPGs.

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

The Company’s legacy Zayo Canada reporting segment was disaggregated based upon the products offered by the legacy Zayo Canada segment to the Company’s existing SPGs and two new SPGs were established: Voice and Small and Medium Business (“SMB”).

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

Enterprise Networks. The Enterprise Networks segment provides communication solutions to medium and large enterprises. The Company’s services within this segment include Ethernet, enterprise private and connectivity services, managed services and cloud based compute and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.

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

Allstream.  The Allstream segment provides Voice, SIP Trunking, Unified Communications and scalable data services using a variety of technologies for businesses.  Voice provides a full range of local voice services allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Unified Communications provides a set of products that give users the ability to work and communicate across multiple devices, media types and geographies. Allstream also offers a range of data services that help SMB customers implement the right data and networking solutions for their business. Those scalable data services make use of technologies including Ethernet services, IP/MPLS VPN Solutions, and wavelength services.  Allstream provides services to approximately 70,000 customers in the SMB market while leveraging its extensive network and product offerings.  These include IP, internet, voice, IP Trunking, cloud private branch exchange, collaboration services and unified communications.

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

	For the year ended June 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$722.1	$440.4	$487.4	$214.0	$314.3	$21.6	$—	$2,199.8
Segment Adjusted EBITDA	566.3	184.2	178.0	111.9	71.3	5.1	—	1,116.8
Total assets	4,504.6	1,230.0	1,385.7	994.4	406.2	33.2	185.3	8,739.4
Capital expenditures	499.1	147.3	89.1	91.5	8.5	—	—	835.5

	For the year ended June 30, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$648.8	$391.4	$359.6	$195.4	$106.2	$20.3	$—	$1,721.7
Segment Adjusted EBITDA	499.6	168.0	145.6	100.9	16.3	4.5	—	934.9
Total assets	3,780.9	964.8	849.2	884.3	72.6	33.5	142.2	6,727.5
Capital expenditures	421.4	123.1	88.0	66.3	5.3	—	—	704.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

	For the year ended June 30, 2015
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$575.6	$336.4	$285.0	$126.9	$—	$23.2	$—	$1,347.1
Segment Adjusted EBITDA	400.7	139.3	172.8	64.7	—	5.1	—	782.6
Capital expenditures	303.5	110.6	62.8	53.5	—	—	—	530.4

Reconciliation from Total Segment Adjusted EBITDA to income/(loss) from operations before income taxes

	For the year ended June 30,
	2017	2016	2015

Total Segment Adjusted EBITDA	$1,116.8	$934.9	$782.6
Interest expense	(241.5)	(220.1)	(214.0)
Depreciation and amortization	(606.9)	(516.3)	(406.2)
Transaction costs	(20.5)	(21.5)	(6.2)
Stock-based compensation	(114.1)	(155.9)	(200.7)
Loss on extinguishment of debt	(18.2)	(33.8)	(94.3)
Foreign currency loss on intercompany loans	(10.3)	(53.8)	(24.4)
Non-cash loss on investments	(1.2)	(1.2)	(0.9)
Income/(loss) from operations before income taxes	$104.1	$(67.7)	$(164.1)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The following is a summary of geographical information:

	For the year ended June 30,
	2017	2016	2015
Revenue from external customers:
United States	$1,610.0	$1,334.1	$1,193.5
Europe	176.5	174.1	153.6
Canada	412.0	213.3	—
Other	1.3	0.2	—
Total Revenue	$2,199.8	$1,721.7	$1,347.1
Long-lived assets:
United States	$5,504.7	$4,236.1	3,848.0
Europe	521.3	527.8	454.0
Canada	335.8	326.4	—
Other	22.8	25.6	0.3
Total Long-lived assets	$6,384.6	$5,115.9	$4,302.3

The Company includes all non-current assets, except for goodwill and assets of discontinued operations, in its long-lived assets.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year ended June 30, 2017:

	2017 Quarter Ended
	September 30	December 31	March 31 (1) (2)	June 30 (2)	Total
	(in millions)
Revenue	$504.9	$506.7	$550.2	$638.0	$2,199.8
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	173.8	179.9	195.0	234.2	782.9
Selling, general and administrative expenses (including stock-based compensation)	105.6	104.7	108.8	117.1	436.2
Depreciation and amortization	138.5	131.4	155.7	181.3	606.9
Total operating costs and expenses	417.9	416.0	459.5	532.6	1,826.0
Operating income	87.0	90.7	90.7	105.4	373.8
Other expenses
Interest expense	(53.3)	(53.7)	(63.0)	(71.5)	(241.5)
Loss on extinguishment of debt	—	—	(4.5)	(13.7)	(18.2)
Foreign currency income/(loss) on intercompany loans	(11.2)	(17.4)	3.9	14.4	(10.3)
Other (expense)/income, net	(0.2)	0.4	0.5	(0.4)	0.3
Total other expenses, net	(64.7)	(70.7)	(63.1)	(71.2)	(269.7)
Income from operations before income taxes	22.3	20.0	27.6	34.2	104.1
Provision for income taxes	6.6	0.2	0.6	11.0	18.4
Net income	$15.7	$19.8	$27.0	$23.2	$85.7

(1)	The Company realized an increase in revenue and operating expenses beginning March 1, 2017 as a result of the acquisition of Electric Lightwave Parent, Inc.
(2)	The Company recognized a loss on debt extinguishment associated with the write-off of unamortized debt issuance costs in the third and fourth quarters. See Note 7 – Long Term Debt.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

The following table presents the unaudited quarterly results for the year ended June 30, 2016:

	2016 Quarter Ended
	September 30	December 31	March 31 (1) (2)	June 30 (3) (4)	Total
	(in millions)
Revenue	$366.8	$369.6	$478.0	$507.3	$1,721.7
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	113.0	112.2	170.8	182.7	578.7
Selling, general and administrative expenses (including stock-based compensation)	84.6	85.0	112.5	104.3	386.4
Depreciation and amortization	117.1	113.7	137.2	148.3	516.3
Total operating costs and expenses	314.7	310.9	420.5	435.3	1,481.4
Operating (loss)/income	52.1	58.7	57.5	72.0	240.3
Other expenses
Interest expense	(53.8)	(51.2)	(57.7)	(57.4)	(220.1)
Loss on extinguishment of debt	—	—	—	(33.8)	(33.8)
Foreign currency (loss)/gain on intercompany loans	(10.7)	(7.1)	(11.1)	(24.9)	(53.8)
Other (expense)/income, net	(0.1)	(0.1)	(0.2)	0.1	(0.3)
Total other expenses, net	(64.6)	(58.4)	(69.0)	(116.0)	(308.0)
(Loss)/earnings from operations before income taxes	(12.5)	0.3	(11.5)	(44.0)	(67.7)
Provision/(benefit) for income taxes	2.7	11.1	7.8	(13.1)	8.5
Net loss	$(15.2)	$(10.8)	$(19.3)	$(30.9)	$(76.2)

(1)	The Company realized an increase in revenue and operating expenses beginning January 1, 2016 as a result of the acquisitions of Viatel and Dallas Data Center.
(2)	The Company realized an increase in revenue and operating expenses beginning January 15, 2016 as a result of the acquisition of Allstream.
(3)	The Company realized an increase in revenue and operating expenses beginning April 1, 2016 as a result of the acquisition of Clearview.
(4)	The Company completed debt refinancing transactions during April and May, resulting in a loss on debt extinguishment in the fourth quarter. See Note 7 – Long Term Debt.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS (Continued)

(17) SUBSEQUENT EVENTS

On July 5, 2017, the Company closed a private offering of $300.0 million aggregate principal amount of 5.75% senior notes due 2027 (the “July Incremental 2027 Notes”) through an add-on to the Company’s 2027 Unsecured Notes priced at 104.25%. The net proceeds from the offering were used to further repay certain outstanding balances on the Company’s Term Loan Facility that mature on January 19, 2024 resulting in $1,618.1 million in aggregate principal amount outstanding under the Term Loan Facility. Following the offering of the July Incremental 2027 Notes, $1,650.0 million aggregate principal amount of the 2027 Unsecured Notes are outstanding.

On July 20, 2017, ZGL and Zayo Capital entered into a repricing amendment under the Credit Agreement for the outstanding balances under the B-2 Term Loan and Electric Lightwave Incremental Term Loan (the “Repricing Amendment No. 2”). Per the terms of the Repricing Amendment No. 2, the B-2 Term Loan and Electric Lightwave Incremental Term Loan was repriced at par and bears interest at a rate of LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%. No other terms of the Credit Agreement were amended.