Form 10-Q
period 2017-09-30
Zayo Group Holdings, Inc.
filed 2017-11-07
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of November 2, 2017, was 247,365,485 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$291.2	$220.7
Trade receivables, net of allowance of $9.5 as of each of September 30, 2017 and June 30, 2017	225.7	191.6
Prepaid expenses	67.1	68.3
Other assets	26.2	34.0
Total current assets	610.2	514.6
Property and equipment, net	5,053.6	5,016.0
Intangible assets, net	1,170.8	1,188.6
Goodwill	1,844.1	1,840.2
Deferred income taxes, net	36.1	38.3
Other assets	147.6	141.7
Total assets	$8,862.4	$8,739.4
Liabilities and stockholders' equity
Current liabilities
Current portion of long-term debt	$5.0	$5.0
Accounts payable	65.2	72.4
Accrued liabilities	357.9	325.4
Accrued interest	86.0	63.5
Capital lease obligations, current	7.8	8.0
Deferred revenue, current	149.6	146.0
Total current liabilities	671.5	620.3
Long-term debt, non-current	5,537.5	5,532.7
Capital lease obligation, non-current	92.3	93.6
Deferred revenue, non-current	995.3	989.7
Deferred income taxes, net	40.5	40.2
Other long-term liabilities	45.8	52.4
Total liabilities	7,382.9	7,328.9
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 247,361,267 and 246,471,551 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	0.2	0.2
Additional paid-in capital	1,907.7	1,884.0
Accumulated other comprehensive income	27.5	5.4
Accumulated deficit	(455.9)	(479.1)
Total stockholders' equity	1,479.5	1,410.5
Total liabilities and stockholders' equity	$8,862.4	$8,739.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three Months Ended September 30,
	2017	2016
Revenue	$643.5	$504.9
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 8)	235.7	173.8
Selling, general and administrative expenses (including stock-based compensation—Note 8)	128.3	105.6
Depreciation and amortization	184.1	138.5
Total operating costs and expenses	548.1	417.9
Operating income	95.4	87.0
Other expenses
Interest expense	(73.6)	(53.3)
Loss on extinguishment of debt	(4.9)	—
Foreign currency gain/(loss) on intercompany loans	10.8	(11.2)
Other income/(expense), net	0.9	(0.2)
Total other expenses, net	(66.8)	(64.7)
Income from operations before income taxes	28.6	22.3
Provision for income taxes	5.4	6.6
Net income	$23.2	$15.7
Weighted-average shares used to compute net income per share:
Basic	246.5	242.6
Diluted	248.0	244.0
Net income per share:
Basic and diluted	$0.09	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2017	2016
Net income	$23.2	$15.7
Foreign currency translation adjustments	22.1	(2.1)
Defined benefit pension plan adjustments	—	(1.2)
Comprehensive income	$45.3	$12.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2017

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2017	246,471,551	$0.2	$1,884.0	$5.4	$(479.1)	$1,410.5
Stock-based compensation	889,716	—	23.7	—	—	23.7
Foreign currency translation adjustment	—	—	—	22.1	—	22.1
Net income	—	—	—	—	23.2	23.2
Balance at September 30, 2017	247,361,267	$0.2	$1,907.7	$27.5	$(455.9)	$1,479.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$23.2	$15.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	184.1	138.5
Loss on extinguishment of debt	4.9	—
Non-cash interest expense	2.4	2.6
Stock-based compensation	27.8	32.0
Amortization of deferred revenue	(32.8)	(27.5)
Foreign currency (gain)/loss on intercompany loans	(10.8)	11.2
Deferred income taxes	2.7	4.8
Provision for bad debts	0.8	0.9
Non-cash loss on investments	0.1	0.3
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(32.0)	(1.9)
Accounts payable and accrued liabilities	53.4	5.6
Additions to deferred revenue	40.5	40.9
Other assets and liabilities	4.5	9.7
Net cash provided by operating activities	268.8	232.8
Cash flows from investing activities
Purchases of property and equipment	(193.4)	(208.3)
Other	—	1.5
Net cash used in investing activities	(193.4)	(206.8)
Cash flows from financing activities
Proceeds from debt	312.8	—
Principal payments on long-term debt	(311.9)	—
Principal payments on capital lease obligations	(1.7)	(1.0)
Payment of debt issue costs	(3.4)	(0.7)
Cash paid for Santa Clara acquisition financing arrangement	(1.3)	—
Net cash used in financing activities	(5.5)	(1.7)
Net cash flows	69.9	24.3
Effect of changes in foreign exchange rates on cash	0.6	(2.0)
Net increase in cash and cash equivalents	70.5	22.3
Cash and cash equivalents, beginning of year	220.7	170.7
Cash and cash equivalents, end of period	$291.2	$193.0
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$54.3	$13.2
Cash paid for income taxes	$1.4	$1.9
Non-cash purchases of equipment through capital leasing	$0.1	$3.3
Increase/(decrease) in accounts payable and accrued expenses for purchases of property and equipment	$(18.0)	$11.4

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the operating results for any future interim period or the full year.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2018 as “Fiscal 2018” and the fiscal year ended June 30, 2017 as “Fiscal 2017.”

Earnings per Share

Basic earnings per share attributable to the Company’s common shareholders is computed by dividing net earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.

The Company’s computation of diluted income per share for the three months ended September 30, 2017 and 2016 included an adjustment of 1.5 million and 1.4 million shares, respectively, to the weighted-average shares to account for the dilutive effect of the Part A and Part B units and related issuance of common shares upon vesting (see Note 8 – Stock-based Compensation) (calculated using the treasury method).

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the year ended June 30, 2017.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the defined benefit costs and defined benefit obligations related to post-employment benefits and estimating certain restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments. The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017, with early adoption permitted. The Company does not plan to early adopt, nor does it expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In Fiscal 2017, the Company established a project team and commenced an initial impact assessment process based on a review of a sample of contracts with its customers. Lease revenue is not included in the scope of ASU 2014-09 and as a result the revenue to which the Company must apply the new guidance is generally limited to service revenue, certain maintenance revenue not covered by lease arrangements and other fees charged to customers. Although the Company is still assessing the impact of this standard on its consolidated financial statements, it has preliminarily determined that due to changes in the timing of recognition of certain installation services, discounts and promotional credits given to customers, there may be additional contract assets and liabilities recorded in the consolidated balance sheets upon adoption. Additionally, the requirement to defer incremental costs incurred to acquire a contract including sales commissions, and recognize such costs over the contract period or expected customer life may result in additional deferred charges recognized in the consolidated balance sheets and could have the impact of deferring operating expenses. The assessment of the impact of this standard on the Company’s consolidated financial statements also includes developing new accounting policies, internal controls and procedures and possible changes to our systems to facilitate the adoption of this accounting policy. The Company plans to adopt this new standard as of July 1, 2018 and based on its initial assessment expects to apply the modified retrospective method, which may result in a cumulative effect adjustment as of the date of adoption. The Company's initial assessment of changes to the reporting of its revenue and expenses and anticipated adoption method may change depending on the results of the Company’s ongoing and final assessment of this ASU. Until the Company is further along in its assessment, it does not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09.

(2) ACQUISITIONS

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

Acquisitions Completed During Fiscal 2017

KIO Networks US Data Centers

On May 1, 2017, the Company completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego data centers.   The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and 2 megawatts of critical, IT power, with additional power available. As of September 30, 2017, $1.2 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

Electric Lightwave Parent, Inc.

On March 1, 2017, the Company acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecom services provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments.  As of September 30, 2017, $7.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period.  The acquisition was funded through debt (see Note 5 – Long-Term Debt) and cash on hand.  As of September 30, 2017, $0.2 million of the net purchase consideration remains payable by the Company.  The acquisition was considered a stock purchase for tax purposes.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $11.3 million. The net purchase consideration represents the net present value of ten quarterly payments of approximately $1.3 million beginning in the December 2016 quarter. As of September 30, 2017, the remaining cash consideration to be paid was $7.7 million. The acquisition was considered an asset purchase for tax purposes and a business combination for accounting purposes. Payments made to the previous owners of the Santa Clara Data Center during the three months ended September 30, 2017 of $1.3 million, representing the principal portion of the financing arrangement, are included in the consolidated statement of cash flows within financing activities.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three megawatts (MW) of critical power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to Zayo’s long haul dark fiber routes between San Francisco and Los Angeles.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2017, for the KIO Networks US Data Centers and Electric Lightwave acquisitions, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment, deferred revenue and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2017 acquisitions:

	KIO Networks US Data Centers	Electric Lightwave	Santa Clara Data Center
Acquisition date	May 1, 2017	March 1, 2017	October 3, 2016
		(in millions)
Cash	$0.1	$12.6	$—
Other current assets	0.1	55.0	—
Property and equipment	2.4	520.6	31.9
Deferred tax assets, net	1.8	45.0	—
Intangibles	6.4	312.2	6.0
Goodwill	2.9	631.2	—
Other assets	0.5	1.7	—
Total assets acquired	14.2	1,578.3	37.9
Current liabilities	1.7	57.9	—
Deferred tax liabilities, net	—	—	—
Capital lease obligations	—	—	26.6
Deferred revenue	0.5	80.0	—
Other liabilities	—	1.2	—
Total liabilities assumed	2.2	139.1	26.6
Net assets acquired	12.0	1,439.2	11.3
Less cash acquired	(0.1)	(12.6)	—
Total consideration paid/payable	$11.9	$1,426.6	$11.3

The goodwill arising from the Company’s acquisitions results from synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. See Note 3 – Goodwill for the allocation of the Company's acquired goodwill to each of its reporting units.

In the Company’s acquisitions, the Company acquired certain customer relationships. These relationships represent a valuable intangible asset, as the Company anticipates continued business from the acquired customer bases. The Company’s estimate of the fair value of the acquired customer relationships is generally based on a multi-period excess earnings valuation technique that utilizes Level 3 inputs.

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $8.3 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) GOODWILL

The Company’s goodwill balance was $1,844.1  million and $1,840.2 million as of September 30, 2017 and June 30, 2017, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPG” or “SPGs”). Effective January 1, 2017, the Company implemented organizational changes which had an impact on the composition of the Company’s SPGs.  The change in structure had the impact of consolidating and/or regrouping existing SPGs, disaggregating the legacy Zayo Canada SPG among the existing SPGs and a creating a new Allstream and IP Transit SPG (See Note 12 – Segment Reporting). In connection with the organizational change, goodwill was re-allocated to the Company’s SPG’s on a relative fair value basis. The Company completed an assessment immediately prior to and after the organizational change at the SPG level and determined that it is more likely than not that the fair value of the Company’s reporting units is greater than their carrying amounts.

As of September 30, 2017, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Services (“Waves”), Zayo IP Transit Services (“IP Transit”), Zayo SONET Services (“SONET”), Zayo Ethernet Services (“Ethernet”), Enterprise Private and Connectivity (“EPIC”), Zayo Cloud Services (“Cloud”),  Zayo Colocation (“zColo"), Allstream and Other (primarily Zayo Professional Services).

The following reflects the changes in the carrying amount of goodwill during the three months ended September 30, 2017:

Product Group	As of June 30, 2017	Adjustments to Fiscal 2017 Acquisitions	Foreign Currency Translation and Other	As of September 30, 2017
	(in millions)
Fiber Solutions	$633.9	$0.2	$2.5	$636.6
Waves	247.4	—	1.3	248.7
Sonet	52.0	—	—	52.0
Ethernet	359.5	—	0.2	359.7
EPIC	89.5	—	0.2	89.7
zColo	256.3	(3.1)	0.9	254.1
Cloud	69.5	—	—	69.5
Allstream	116.5	—	—	116.5
Other	15.6	1.7	—	17.3
Total	$1,840.2	$(1.2)	$5.1	$1,844.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) INTANGIBLE ASSETS

Identifiable intangible assets as of September 30, 2017 and June 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
September 30, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,483.2	$(332.3)	$1,150.9
Underlying rights	1.6	(0.5)	1.1
Total	1,484.8	(332.8)	1,152.0
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	15.3	—	15.3
Total	$1,503.6	$(332.8)	$1,170.8
June 30, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,477.7	$(308.6)	$1,169.1
Underlying rights	1.6	(0.4)	1.2
Total	1,479.3	(309.0)	1,170.3
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.8	—	14.8
Total	$1,497.6	$(309.0)	$1,188.6

(5) LONG-TERM DEBT

As of September 30, 2017 and June 30, 2017, long-term debt was as follows:

	September 30,	June 30,
	2017	2017
	(in millions)
Term Loan Facility due 2021	$497.5	$498.8
Term Loan Facility due 2024	1,119.3	1,429.9
6.00% Senior Unsecured Notes due 2023	1,430.0	1,430.0
6.375% Senior Unsecured Notes due 2025	900.0	900.0
5.75% Senior Unsecured Notes due 2027	1,650.0	1,350.0
Total debt obligations	5,596.8	5,608.7
Unamortized discount on Term Loan Facility	(13.6)	(16.0)
Unamortized premium on 6.00% Senior Unsecured Notes due 2023	5.3	5.5
Unamortized discount on 6.375% Senior Unsecured Notes due 2025	(13.9)	(14.3)
Unamortized premium on 5.75% Senior Unsecured Notes due 2027	33.6	21.6
Unamortized debt issuance costs	(65.7)	(67.8)
Carrying value of debt	5,542.5	5,537.7
Less current portion	(5.0)	(5.0)
Long-term debt, less current portion	$5,537.5	$5,532.7

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The interest rate margins applicable to the portion of the Term Loan Facility due in 2021 were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%.  The terms of the Term Loan Facility required the Company to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2017 or Fiscal 2016).

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

On July 20, 2017, ZGL and Zayo Capital entered into a second repricing (the “Repricing Amendment No. 2”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 2, the outstanding balances of the B-2 Term Loan and Electric Lightwave Incremental Term Loan were repriced at par and will bear interest at a rate of LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 25 basis points. No other terms of the Credit Agreement were amended.

In connection with the Repricing Amendment No. 2, the Company recognized an expense of $4.9 million during the three months ended September 30, 2017 associated with debt extinguishment costs.  The $4.9 million loss on extinguishment of debt primarily represents non-cash expenses associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Repricing Amendment No. 2.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, in April 2017, $310.7 million of the B-2 Term Loan was repaid from the proceeds of issuance of senior unsecured notes as further discussed below.

The weighted average interest rate (including margin) on the Term Loan Facility was approximately 3.4%  at each of September 30, 2017 and June 30, 2017. Interest rates on the Revolver as of September 30, 2017 and June 30, 2017 were approximately 4.0% and 3.8%, respectively.

As of September 30, 2017, no amounts were outstanding under the Revolver and $1,616.8 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $7.8 million as of September 30, 2017, leaving $442.2 million available under the Revolver.

Senior Unsecured Notes

6.00% Senior Unsecured Notes due 2023

On January 23, 2015 and March 9, 2015, ZGL and Zayo Capital completed private offerings of aggregate principal amounts of $700.0 million and $730.0 million, respectively, of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”).  The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year. The 2023 Unsecured Notes will mature on April 1, 2023.

6.375% Senior Unsecured Notes due 2025

On April 14, 2016, ZGL and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of 2025 Unsecured Notes (the “Incremental 2025 Notes”). The Incremental 2025 Notes were priced at 97.76% and were an additional issuance of the $350.0 million 6.375% senior unsecured notes due in 2025 that were originally issued on May 6, 2015 (the “2025 Notes” and together with the Incremental 2025 Notes, the “2025 Unsecured Notes”). The net proceeds from the Incremental 2025 Notes, plus cash on hand, were used to (i) redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020, including the required $20.3 million make-whole premium and accrued interest, and (ii) repay $196.0 million of borrowings under the then outstanding secured Term Loan Facility. The 2025 Unsecured Notes bear interest at the rate of 6.375% per year, which is payable on May 15 and November 15 of each year. The 2025 Unsecured Notes will mature on May 15, 2025.

5.75% Senior Unsecured Notes due 2027

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “January 2027 Notes”), which were issued at par. The net proceeds from the offering, along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition (see Note 2 – Acquisitions), which closed on March 1, 2017.

On April 10, 2017, the Company completed a private offering of $550.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “Incremental 2027 Notes”). The Incremental 2027 Notes were an additional issuance of the January 2027 Notes and were priced at 104.0%. The net proceeds from the Incremental 2027 Notes were used to repay certain outstanding balances on the Company’s B-2 Term Loan.

On July 5, 2017, the Company completed a private offering of $300.0 million aggregate principal amount of 5.75% senior notes due 2027 (the “July Incremental 2027 Notes” and together with the Incremental 2027 Notes and the January 2027 Notes, the “2027 Unsecured Notes”). The July Incremental 2027 Notes were an additional issuance of the January 2027 Notes and Incremental 2027 Notes and were priced at 104.25%. The net proceeds of $310.7 million from the offering were used to further repay certain outstanding balances on the Company’s B-2 Term Loan. The 2027 Unsecured Notes bear interest at the rate of 5.75% per year, which is payable on January 15 and July 15 of each year. The 2027 Unsecured Notes will mature on January 15, 2027.

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

The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2017.

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

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $113.1 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

The balance of debt issuance costs as of September 30, 2017 and June 30, 2017 was $65.7 million and $67.8 million, net of accumulated amortization of $47.4 million and $45.1 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness.  Interest expense associated with the amortization of debt issuance costs was $2.3 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to “Long-term debt, non-current.”

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three month periods ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,
	2017	2016
	(in millions)
Expected provision at the statutory rate	$10.0	$7.8
Increase/(decrease) due to:
Stock-based compensation	1.5	3.3
State income taxes benefit, net of federal benefit	0.6	0.7
Transaction costs not deductible for tax purposes	0.1	—
Change in statutory tax rate	—	(1.7)
Foreign tax rate differential	(2.2)	(0.7)
Change in valuation allowance	(5.7)	(2.4)
Other, net	1.1	(0.4)
Provision for income taxes	$5.4	$6.6

The interim period effective tax rate is driven from year-to-date and anticipated pre-tax book income for the full fiscal year adjusted for anticipated items that are deductible/non-deductible for tax purposes only (i.e., permanent items). Additionally, the tax expense or benefit related to discrete permanent differences in an interim period are recorded in the period in which they occur.

The interim effective tax rate for the three months ended September 30, 2017 was positively impacted by lower tax rates on foreign earnings and foreign tax expense not recognized due to full valuation allowances recorded on certain foreign entities as well as reversing valuation allowances on deferred tax assets that are expected to be realized. The effective tax rate was negatively impacted by the smaller allowable deduction for stock-based compensation for tax purposes as compared to the book expense related to the Company’s Restricted Stock Unit plan (See Note 8 – Stock-based Compensation).

The interim effective tax rate for the three months ended September 30, 2016 was positively impacted by the United Kingdom (“UK”) tax rate decrease as well as foreign tax expense not recognized due to full valuation allowances recorded on certain foreign entities. The effective tax rate was negatively impacted by pre-IPO non-deductible stock-based compensation and the excess of GAAP stock compensation expense, related to the Company’s Restricted Stock Unit plan, over what is deductible for income tax purposes.

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

As of September 30, 2017, the Company has a $0.2 million current liability for uncertain tax positions related to state taxing jurisdictions, including $0.1 million of accrued interest and penalties. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The entire balance is expected to be settled within the next year and would impact the effective tax rate if recognized.

As of September 30, 2017, the Company has removed the indefinite reinvestment assertion on several newly-operational foreign entities because it intends to remit the earnings. The Company has recorded an immaterial deferred tax liability in the quarterly tax provision. The indefinite reinvestment assertion remains for all other foreign subsidiaries.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) EQUITY

During the three months ended September 30, 2017, the Company recorded a $23.7 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 8 –Stock-based Compensation).

(8) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended September 30,
	2017	2016
	(in millions)
Included in:
Operating costs	$3.2	$3.3
Selling, general and administrative expenses	24.6	28.7
Total stock-based compensation expense	$27.8	$32.0

CII common units	$—	$4.2
Part A restricted stock units	22.2	21.3
Part B restricted stock units	5.1	6.2
Part C restricted stock units	0.5	0.3
Total stock-based compensation expense	$27.8	$32.0

CII Common Units

During the three months ended September 30, 2016, the Company recognized $4.2 million of stock-based compensation expense related to vesting of common units of Communications Infrastructure Investments, LLC (“CII”).   On December 31, 2016, the CII common units became fully vested and as such there is no unrecognized compensation cost associated with CII common units for the three months ended September 30, 2017.

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

The PCIP has the following components:

Part A

Under Part A of the PCIP, certain full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have a RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee subsequent to the end of the respective performance period taking into account the Company’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of the Company’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest assuming continuous employment fifteen months subsequent to the end of the performance period. Upon vesting, the RSUs convert to an equal number of shares of the Company’s common stock. Additionally, under Part A of the PCIP, awards may be granted to certain employees upon commencement of their employment with the Company.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the three months ended September 30, 2017 and 2016, the Company recognized $22.2 million and $21.3 million, respectively, of compensation expense associated with the vested portion of the Part A awards. The September 2017 and June 2017 quarterly awards were recorded as liabilities totaling $6.9 million and $5.5 million, as of September 30, 2017 and June 30, 2017, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At September 30, 2017, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $30.8 million.

The following table summarizes the Company’s Part A RSU activity for the three months ended September 30, 2017:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2017	2,364,386	$31.63	7.1
Granted	579,601	34.23
Vested	(771,519)	29.01
Forfeited	(142,880)	n/a
Outstanding at September 30, 2017	2,029,588	$32.72	7.4

Part B

Under Part B of the PCIP, participants, including the Company’s executives, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on the Company’s stock price performance over a performance period of one year with the starting price being the average closing price over the last ten trading days of the quarter immediately prior to the grant and vest. The RSU’s vest assuming continuous employment through the end of the measurement period. The existence of a vesting provision that is associated with the performance of the Company’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of the Company’s common stock.

The following table summarizes the Company’s Part B RSU activity for the three months ended September 30, 2017:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2017	411,973	$42.86	6.1
Granted	163,960	19.06
Vested	(131,575)	75.56
Forfeited	(6,636)	n/a
Outstanding at September 30, 2017	437,722	$23.97	6.3

The table below reflects the total Part B RSUs granted during Fiscal 2018 and 2017, the maximum eligible shares of the Company’s stock that the respective Part B RSU grant could be converted into shares of the Company’s common stock, and the grant date fair value per Part B RSU during the period indicated. The table below also reflects the units

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

converted to the Company’s common stock at a vesting date that is subsequent to the period indicated for those RSUs granted during the period indicated:

During the three months ended
September 30, 2017
Part B RSUs granted	163,960
Maximum eligible shares of the Company's common stock	590,256
Grant date fair value per Part B RSU	$19.06
Units converted to Company's common stock at vesting date	n/a

	During the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Part B RSUs granted	152,808	171,316	191,015	200,425
Maximum eligible shares of the Company's common stock	550,109	880,564	981,817	1,030,185
Grant date fair value per Part B RSU	$26.52	$27.39	$75.56	$47.00
Units converted to Company's common stock at vesting date	n/a	n/a	102,511	99,508

During the three months ended September 30, 2017 and 2016, the Company recognized stock-based compensation expense of $5.1 million and $6.2 million, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $5.6 million at September 30, 2017.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three months ended September 30, 2017 and 2016, the Company’s independent directors were granted 15,686 and 10,611 Part C RSUs, respectively. During the three months ended September 30, 2017 and 2016, the Company recognized $0.5 million and $0.3 million, respectively, of stock-based compensation expense associated with the Part C awards.

(9) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, interest rate swaps, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at September 30, 2017 and June 30, 2017 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,005.0 million and $3,692.8 million as of September 30, 2017 and

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2017, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of September 30, 2017 and June 30, 2017 was estimated to be $4,221.3 million and $3,895.7 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,603.2 million and $1,912.7 million as of September 30, 2017 and June 30, 2017, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%).  Since management does not believe that the Company’s credit quality has changed significantly since the date when the Term Loan Facility was amended on July 20, 2017, its carrying amount approximates fair value. A  hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above a 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $16.2 million.

As of September 30, 2017 and June 30, 2017, there was no balance outstanding under the Company's Revolver.

(10) COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of September 30, 2017, the Company was contractually committed for $356.0 million of capital expenditures for construction materials and purchases of property and equipment,  as well as energy and network expenditures. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding Letters of Credit

As of September 30, 2017, the Company had $7.8 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of September 30, 2017, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.8 million) in letters of credit, under a CAD $5.0 million (or $4.0 million) unsecured credit letter agreement.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(11) RELATED PARTY TRANSACTIONS

In May 2016, CII sold Onvoy, LLC and its subsidiaries (“OVS”), a company that provided voice and managed services that the Company spun off during the year ended June 30, 2014, to an entity that has a material ownership interest in the Company. The Company continues to have ongoing contractual relationships with Inteliquent, Inc., successor by merger to OVS (“Inteliquent”), whereby the Company provides Inteliquent and its subsidiaries with bandwidth capacity and Inteliquent provides the Company and its subsidiaries with voice services. The contractual relationships are based on agreements that were entered into at estimated market rates.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the periods presented:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Revenues	$1.9	$1.6
Operating costs	$0.6	$0.1

As of September 30, 2017 and June 30, 2017, the Company had $0.3 million and $0.5 million, respectively, due from Inteliquent.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three months ended September 30, 2017 and 2016, the Company reimbursed Mr. Caruso $0.1 million and $0.2 million, respectively, for his business use of the aircraft.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the three months ended September 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$195.5	$119.1	$137.7	$58.4	$127.7	$5.1	$—	$643.5
Segment Adjusted EBITDA	154.2	51.6	49.5	29.4	30.8	1.1	—	316.6
Total assets	4,517.9	1,256.5	1,394.6	1,005.5	424.3	32.2	231.4	8,862.4
Capital expenditures	107.3	33.7	21.0	27.9	3.5	—	—	193.4

	As of and for the three months ended September 30, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$174.1	$106.1	$114.4	$51.2	$54.5	$4.6	$—	$504.9
Segment Adjusted EBITDA	138.3	44.6	40.6	26.3	9.7	1.1	—	260.6
Capital expenditures	130.8	33.5	20.9	22.9	0.2	—	—	208.3

	As of June 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$4,504.6	$1,230.0	$1,385.7	$994.4	$406.2	$33.2	$185.3	$8,739.4

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the three months ended September 30,
	2017	2016
	(in millions)
Total Segment Adjusted EBITDA	$316.6	$260.6
Interest expense	(73.6)	(53.3)
Depreciation and amortization expense	(184.1)	(138.5)
Transaction costs	(8.3)	(3.0)
Stock-based compensation	(27.8)	(32.0)
Loss on extinguishment of debt	(4.9)	—
Foreign currency gain/(loss) on intercompany loans	10.8	(11.2)
Non-cash loss on investments	(0.1)	(0.3)
Income from operations before income taxes	$28.6	$22.3

(13) SUBSEQUENT EVENTS

In connection with the Company’s acquisition of 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together “Allstream Acquisition”) on January 15, 2016 from Manitoba Telecom Services Inc.  (now known as “Bell MTS” as a result of their acquisition by BCE Inc.), Bell MTS agreed to retain Allstream Acquisition’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of Allstream Acquisition and also agreed to reimburse Allstream Acquisition for certain solvency funding payments related to the pension obligations of active Allstream Acquisition employees as of January 15, 2016. On October 31, 2017, Bell MTS transferred assets of CAD $117.9 million (or $91.6 million) from Allstream Acquisition’s former defined benefit pension plans related to pre-closing service obligations for active employees to a  new Allstream Acquisition defined benefit pension plans created by the Company. Accordingly, the Company has recognized a pension asset and liability of CAD $117.9 million (or $91.6 million) subsequent to September 30, 2017, which is subject to review and adjustment by Bell MTS and the Company in November 2017.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group Holdings, Inc. (“we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, and strength of competition and pricing. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K (our “Annual Report”) filed with the SEC on August 22, 2017 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2017, included in our Annual Report.

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

Our fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2018 as “Fiscal 2018” and the fiscal year ended June 30, 2017 as “Fiscal 2017.”

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

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and service offerings through 41 acquisitions through September 30, 2017.

As a result of the growth of our business from these acquisitions, and capital expenditures and the increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Significant Acquisitions

KIO Networks US Data Centers

On May 1, 2017, the Company completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego data centers.  The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and 2 megawatts of critical, IT power, with additional power available.  As of September 30, 2017, $1.2 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The results of the acquired KIO Networks US business are included in our operating results beginning May 1, 2017.

Electric Lightwave Parent, Inc.

On March 1, 2017, we acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecom services provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments. As of September 30, 2017, $7.0 million of the purchase price consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded through debt and cash on hand.

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

Santa Clara Data Center

On October 3, 2016, we acquired a data center in Santa Clara, California (the “Santa Clara Data Center”), for net purchase consideration of $11.3 million. The net purchase consideration, which was valued using a discounted cash flow method, will be paid in ten quarterly payments of $1.3 million, beginning in the December 2016 quarter. As of September 30, 2017, the remaining consideration to be paid was $7.7 million.

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

Substantial Indebtedness

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the then outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021. The interest rate margins applicable to the portion of the Term Loan Facility due in 2021 were decreased by 25 basis points to LIBOR plus 2.75% with a minimum LIBOR of 1.0%. The terms of the Term Loan Facility required us to make quarterly principal payments of $5.1 million plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2017 and Fiscal 2016).

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

On July 20, 2017, ZGL and Zayo Capital entered into a second repricing amendment (the “Repricing Amendment No. 2”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 2, the outstanding balances of the B-2 Term Loan and Electric Lightwave Incremental Term Loan were repriced at par and will bear interest at a rate of LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 25 basis points. No other terms of the Credit Agreement were amended.

Additionally, in April 2017, $310.7 million of the B-2 Term Loan was repaid from the proceeds of the issuance of senior unsecured notes as further discussed below.

The weighted average interest rate (including margin) on the Term Loan Facility was approximately 3.4% at each of September 30, 2017 and June 30, 2017. Interest rates on the Revolver as of September 30, 2017 and June 30, 2017 were approximately 4.0% and 3.8%, respectively.

As of September 30, 2017, no amounts were outstanding under the Revolver and $1,616.8 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $7.8 million as of September 30, 2017, leaving $442.2 million available under the Revolver, subject to certain conditions.

Senior Unsecured Notes

6.00% Senior Unsecured Notes due 2023

On January 23, 2015 and March 9, 2015, ZGL and Zayo Capital completed private offerings of aggregate principal amounts of $700.0 million and $730.0 million, respectively, of 6.00% senior unsecured notes due in 2023 (the “2023 Unsecured Notes”). The 2023 Unsecured Notes bear interest at the rate of 6.00% per year, which is payable on April 1 and October 1 of each year. The 2023 Unsecured Notes will mature on April 1, 2023.

6.375% Senior Unsecured Notes due 2025

On April 14, 2016, ZGL and Zayo Capital completed a private offering of $550.0 million aggregate principal amount of 2025 Unsecured Notes (the “Incremental 2025 Notes”). The Incremental 2025 Notes were priced at 97.76% and were an additional issuance of the existing 6.375% senior unsecured notes due in 2025 that were originally issued on May 6, 2015 (the “2025 Notes” and together with the Incremental 2025 Notes, the “2025 Unsecured Notes”). The net proceeds from the Incremental 2025 Notes, plus cash on hand, were used to (i) redeem the then outstanding $325.6 million 10.125% senior unsecured notes due 2020, including the required $20.3 million make-whole premium and accrued interest, and (ii) repay $196.0 million of borrowings under the then outstanding secured Term Loan Facility. The 2025 Unsecured Notes bear interest at the rate of 6.375% per year, which is payable on May 15 and November 15 of each year. The 2025 Unsecured Notes will mature on November 15, 2025.

5.75% Senior Unsecured Notes due 2027

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “January 2027 Notes”).  The net proceeds from the offering, along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition, which closed on March 1, 2017.

On April 10, 2017, ZGL and Zayo Capital  completed a private offering of $550.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “Incremental 2027 Notes”). The Incremental 2027 notes were an additional issuance of the January 2027 Notes and were priced at 104.0%. The net proceeds from the Incremental 2027 Notes were used to repay certain outstanding balances on our B-2 Term Loan.

 On July 5, 2017, ZGL and Zayo Capital  completed a private offering of $300.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “July Incremental 2027 Notes” and together with the Incremental

2027 Notes and the January 2027 Notes, the “2027 Unsecured Notes”). The July Incremental 2027 Notes were an additional issuance of the January 2027 Notes and Incremental 2027 Notes and were priced at 104.25%. The net proceeds of $310.7 million from the July Incremental 2027 Notes were used to further repay certain outstanding balances on our B-2 Term Loan. The 2027 Unsecured Notes bear interest at the rate of 5.75% per year, which is payable on January 15 and July 15 of each year. The 2027 Unsecured Notes will mature on January 15, 2027.

Capital Expenditures

During the three months ended September 30, 2017 and 2016, we invested $193.4 million and $208.3 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2017.

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

We have foreign subsidiaries that enter into contracts with customers and vendors in currencies other than the USD – principally the British Pound Sterling (“GBP”) and Canadian Dollar (“CAD”) and to a lesser extent the Euro. Changes in foreign currency exchange rates impact our revenue and expenses each period. The comparisons excluding the impact of foreign currency exchange rates assume exchange rates remained constant at the comparative period rate.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense, severance expense incurred that are associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. Transaction costs are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

	For the three months ended September 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$195.5	$174.1	$21.4	12%
Transport	119.1	106.1	13.0	12%
Enterprise Networks	137.7	114.4	23.3	20%
zColo	58.4	51.2	7.2	14%
Allstream	127.7	54.5	73.2	134%
Other	5.1	4.6	0.5	11%
Consolidated	$643.5	$504.9	$138.6	27%

Our total revenue increased by $138.6 million, or 27%, to $643.5 million for the three months ended September 30, 2017 from $504.9 million for the three months ended September 30, 2016. The increase in revenue was driven by our Fiscal 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue declined by 0.1%. Our pro-forma revenue decline was primarily driven by declining revenue from the voice businesses acquired in our Fiscal 2017 acquisitions.  Partially offsetting this pro-forma decline was organic growth resulting from installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure services broadly across our service territory and customer verticals.

Changes in exchange rates also partially offset the pro-forma revenue decline. The average exchange rate of the GBP against the USD weakened by 0.3%, the average exchange rate of the Euro against the USD strengthened by 5.3% and the average exchange rate of the CAD against the USD strengthened by 4.0% during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Normalizing our estimated pro-forma revenue decline to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have decreased between the three months ended September 30, 2017 and September 31, 2016 by an additional $6.5 million for a total period-over-period pro-forma revenue decline of 1.1%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended September 30, 2017 and 2016 decreased period-over-period to $7.6 million from $8.2 million, excluding Allstream. The total contract value associated with bookings for the three months ended September 30, 2017 was approximately $395.0 million, excluding Allstream.

•	During the three months ended September 30, 2017 and 2016, we recognized net installs of $1.2 million and $2.1 million, respectively, excluding Allstream.
•	Monthly churn percentage increased to 1.2% for the three months ended September 30, 2017 from 1.1% for the three months ended September 30, 2016, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $21.4 million, or 12%, to $195.5 million for the three months ended September 30, 2017 from $174.1 million for the three months ended September 30, 2016. The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $13.0 million, or 12%, to $119.1 million for the three months ended September 30, 2017 from $106.1 million for the three months ended September 30, 2016. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment increased by $23.3 million, or 20%, to $137.7 million for the three months ended September 30, 2017 from $114.4 million for the three months ended September 30, 2016. The increase was a result of both organic and acquisition related growth.

zColo.   Revenue from our zColo segment increased by $7.2 million, or 14%, to $58.4 million for the three months ended September 30, 2017 from $51.2 million for the three months ended September 30, 2016. The increase was a result of both organic and acquisition related growth.

Allstream.   Revenue from our Allstream segment increased by $73.2 million, or 134%, to $127.7 million for the three months ended September 30, 2017 from $54.5 million for the three months ended September 30, 2016. The increase was a result of acquiring Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $0.5 million, or 11%, to $5.1 million for the three months ended September 30, 2017 from $4.6 million for the three months ended September 30, 2016.  The Other segment represented less than 1% of our total revenue during the three months ended September 30, 2017.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended September 30,
	2017		2016
	(in millions)
Monthly recurring revenue	$577.6	90%	$451.8	90%
Amortization of deferred revenue	32.8	5%	27.5	5%
Usage revenue	19.5	3%	17.7	3%
Other revenue	13.6	2%	7.9	2%
Total Revenue	$643.5	100%	$504.9	100%

Operating Costs and Expenses

	For the three months ended September 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$151.4	$130.3	$21.1	16%
Transport	105.8	90.2	15.6	17%
Enterprise Networks	118.2	99.1	19.1	19%
zColo	55.8	47.0	8.8	19%
Allstream	112.3	47.2	65.1	138%
Other	4.6	4.1	0.5	12%
Consolidated	$548.1	$417.9	$130.2	31%

Our operating costs increased by $130.2 million, or 31%, to $548.1 million for the three months ended September 30, 2017 from $417.9 million for the three months ended September 30, 2016. The increase in consolidated operating costs was primarily due to our Fiscal 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.    Fiber Solutions operating costs increased by $21.1 million, or 16%, to $151.4 million for the three months ended September 30, 2017 from $130.3 million for the three months ended September 30, 2016. The increase in operating costs and expenses was primarily a result of a $13.1 million increase in depreciation and amortization as a result of Fiscal 2017 acquisitions and organic growth of our network. Additionally, compensation and benefits expense increased $6.8 million as a result of increased headcount to support our growing business.

Transport.    Transport operating costs increased by $15.6 million, or 17%, to $105.8 million for the three months ended September 30, 2017 from $90.2 million for the three months ended September 30, 2016. The increase in operating costs and expenses was primarily a result of an $11.1 million increase in depreciation and amortization and a $6.1 million increase in Netex, Netops and other operating expenses as a result of Fiscal 2017 acquisitions and organic growth of our network, partially offset by a $2.1 million decrease in stock-based compensation.

Enterprise Networks.    Enterprise Networks operating costs increased by $19.1 million, or 19%, to $118.2 million for the three months ended September 30, 2017 from $99.1 million for the three months ended September 30, 2016. The increase in operating costs and expenses was primarily a result of a $13.8 million increase in Netex, Netops and other operating costs and a $4.7 million increase in depreciation and amortization as a result of Fiscal 2017 acquisitions and organic growth of our network, partially offset by a $1.0 million decrease in stock-based compensation.

zColo.    zColo operating costs increased by $8.8 million, or 19%, to $55.8 million for the three months ended September 30, 2017 from $47.0 million for the three months ended September 30, 2016. The increase in operating costs and expenses was primarily a result of a $4.8 million increase in depreciation and amortization expense, $1.4 million in Netex and $1.9 million in other expenses as a result of Fiscal 2017 acquisitions and organic growth of our network, partially offset by a $0.5 million decrease in stock-based compensation.

Allstream.    Allstream operating costs increased by $65.1 million, or 138%, to $112.3 million for the three months ended September 30, 2017 from $47.2 million for the three months ended September 30, 2016. The increase in operating costs and expenses was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other. Other operating costs were $4.6 million for the three months ended September 30, 2017, as compared to $4.1 million for the three months ended September 30, 2016. The increase was directly attributed to an increase in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2017 and 2016.

	For the three months ended September 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Netex	$131.5	$93.3	$38.2	41%
Compensation and benefits expenses	82.0	63.9	18.1	28%
Network operations expense	71.6	56.0	15.6	28%
Other expenses	42.8	31.2	11.6	37%
Transaction costs	8.3	3.0	5.3	177%
Stock-based compensation	27.8	32.0	(4.2)	(13)%
Depreciation and amortization	184.1	138.5	45.6	33%
Total operating costs and expenses	$548.1	$417.9	$130.2	31%

Netex.    Our Netex increased by $38.2 million, or 41%, to $131.5 million for the three months ended September 30, 2017 from $93.3 million for the three months ended September 30, 2016. The increase in Netex was primarily due to our Fiscal 2017 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $18.1 million to $82.0 million for the three months ended September 30, 2017 from $63.9 million for the three months ended September 30, 2016.

The increase in compensation and benefits expenses was primarily due to an increase in headcount from 3,126 for the three months ended September 30, 2016 to 3,647 for the three months ended September 30, 2017 to support our growing business, including employees retained from businesses acquired during Fiscal 2017.

Network Operations Expenses.    Network operations expenses increased by $15.6 million, or 28%, to $71.6 million for the three months ended September 30, 2017 from $56.0 million for the three months ended September 30, 2016. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 10% to 126,065 miles at September 30, 2017 from 114,492 miles at September 30, 2016.

Other Expenses.    Other expenses increased by $11.6 million, or 37%, to $42.8 million for the three months ended September 30, 2017 from $31.2 million for the three months ended September 30, 2016. The increase was primarily the result of additional expenses attributable to our Fiscal 2017 acquisitions.

Transaction Costs. Transaction costs increased by $5.3 million, or 177%, to $8.3 million for the three months ended September 30, 2017 from $3.0 million for the three months ended September 30, 2016.  The increase was due primarily to greater transaction costs incurred associated with our second half Fiscal 2017 acquisitions of KIO Networks US Data Centers and Electric Lightwave.

Stock-Based Compensation.    Stock-based compensation expense decreased by $4.2 million, or 13%, to $27.8 million for the three months ended September 30, 2017 from $32.0 million for the three months ended September 30, 2016.  The decrease in stock-based compensation expense was primarily driven by the remaining tranches of our pre-IPO common unit grants becoming fully vested in the quarter ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense increased by $45.6 million, or 33%, to $184.1 million for the three months ended September 30, 2017 from $138.5 million for the three months ended September 30, 2016.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2017 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2017 and 2016, respectively.

	For the three months ended September 30,
	2017	2016	$ Variance	% Variance
	(in millions)
Interest expense	$(73.6)	$(53.3)	$(20.3)	(38)%
Loss on extinguishment of debt	(4.9)	—	(4.9)	*
Foreign currency gain/(loss) on intercompany loans	10.8	(11.2)	22.0	*
Other income/(expense), net	0.9	(0.2)	1.1	*
Total other expenses, net	$(66.8)	$(64.7)	$(2.1)	(3)%

* not meaningful

Interest expense.   Interest expense increased by $20.3 million, or 38%, to $73.6 million for the three months ended September 30, 2017 from $53.3 million for the three months ended September 30, 2016. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisition of Electric Lightwave.

Loss on extinguishment of debt.   Loss on extinguishment of debt was $4.9 million for the three months ended September 30, 2017. The $4.9 million loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as amended, that was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Repricing Amendment No.2.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency gain on intercompany loans of $10.8 million for the three months ended September 30, 2017, compared to a loss of $11.2 million for the three months ended September 30, 2016.  We have intercompany loans between our United States (“US”) and United Kingdom (“UK”) legal entities which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our US entities, strengthening of the USD over the GBP results in a foreign currency loss on intercompany loans and the weakening of the USD over the GBP results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

Our provision for income taxes decreased by $1.2 million to $5.4 million for the three months ended September 30, 2017 from $6.6 million for the three months ended September 30, 2016. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.  Our stock-based compensation plan has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate. During the three months ended September 30, 2017, our effective tax rate was negatively impacted by the smaller allowable deduction for stock-based compensation for tax purposes as compared to the book expense related to our Restricted Stock Unit plan. Additionally, we are subject to lower tax rates on foreign earnings, and we record valuation allowances against foreign deferred tax assets, which are contributing drivers of our effective tax rate being lower than the expected tax provision at the statutory rate. During the quarter, the Company also reversed the valuation allowance on certain deferred tax assets that are expected to be realized. It is reasonably possible that the Company may reverse the valuation allowance recorded on certain foreign subsidiaries’ deferred tax assets in the near future.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended September 30,
	2017	2016
	(in millions)
Expected provision at the statutory rate	$10.0	$7.8
Increase/(decrease) due to:
Stock-based compensation	1.5	3.3
State income taxes benefit, net of federal benefit	0.6	0.7
Transaction costs not deductible for tax purposes	0.1	—
Change in statutory tax rate	—	(1.7)
Foreign tax rate differential	(2.2)	(0.7)
Change in valuation allowance	(5.7)	(2.4)
Other, net	1.1	(0.4)
Provision for income taxes	$5.4	$6.6

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the three months ended September 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$154.2	$51.6	$49.5	$29.4	$30.8	$1.1	$—	$316.6
Interest expense	(40.1)	(9.0)	(10.8)	(9.8)	(3.9)	—	—	(73.6)
Provision for income taxes	—	—	—	—	—	—	(5.4)	(5.4)
Depreciation and amortization expense	(95.3)	(32.3)	(20.1)	(23.3)	(12.6)	(0.5)	—	(184.1)
Transaction costs	(2.3)	(1.0)	(2.5)	(0.4)	(2.1)	—	—	(8.3)
Stock-based compensation	(11.8)	(4.8)	(7.4)	(3.1)	(0.5)	(0.2)	—	(27.8)
Loss on extinguishment of debt	—	—	—	—	—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	10.8	10.8
Non-cash loss on investments	—	—	—	—	—	—	(0.1)	(0.1)
Net income/(loss)	$4.7	4.5	8.7	(7.2)	11.7	0.4	0.4	23.2

	For the three months ended September 30, 2016
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$138.3	$44.6	$40.6	$26.3	$9.7	$1.1	$—	$260.6
Interest expense	(30.7)	(7.0)	(8.5)	(7.1)	—	—	—	(53.3)
Provision for income taxes	—	—	—	—	—	—	(6.6)	(6.6)
Depreciation and amortization expense	(82.2)	(21.2)	(15.4)	(18.5)	(0.6)	(0.6)	—	(138.5)
Transaction Costs	(0.2)	(0.3)	(1.5)	—	(1.0)	—	—	(3.0)
Stock-based compensation	(12.0)	(6.9)	(8.4)	(3.6)	(0.9)	(0.2)	—	(32.0)
Foreign currency loss on intercompany loans	—	—	—	—	—	—	(11.2)	(11.2)
Non-cash loss on investments	(0.1)	—	—	—	—	—	(0.2)	(0.3)
Net income/(loss)	$13.1	$9.2	$6.8	$(2.9)	$7.2	$0.3	$(18.0)	$15.7

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the Indentures governing the 2023 Unsecured Notes, the 2025 Unsecured Notes and the 2027 Unsecured Notes (collectively, the “Notes”) and our Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that ZGL maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires ZGL and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of ZGL and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.  The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of September 30, 2017, we had $291.2 million in cash and cash equivalents and a working capital deficit of $61.3 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. Although we had a working capital deficit at September 30, 2017, a substantial portion of the deficit is a result of a current deferred revenue balance of $149.6 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the September 30, 2017 current deferred revenue balance. Additionally, as of September 30, 2017, we had $442.2 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures decreased by $14.9 million, or 7%, to $193.4 million during the three months ended September 30, 2017, as compared to $208.3 million for the three months ended September 30, 2016. Although we had a decrease in the period, we expect to continue to invest in our network for the foreseeable future. As of September 30, 2017, we were contractually committed for $356.0 million of capital expenditures for construction materials and purchases of property and equipment, as well as energy and network expenditures. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$268.8	$232.8
Net cash used in investing activities	$(193.4)	$(206.8)
Net cash used in financing activities	$(5.5)	$(1.7)

Net Cash Flows from Operating Activities

Net cash flows from operating activities increased by $36.0 million, or 15%, to $268.8 million during the three months ended September 30, 2017 from $232.8 million during the three months ended September 30, 2016. Net cash flows from operating activities during the three months ended September 30, 2017 include our net income of $23.2 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $184.1 million, stock-based compensation expense of $27.8 million, loss on extinguishment of debt of $4.9 million and non-cash interest expense of $2.4 million, partially offset by foreign currency gain on intercompany loans of $10.8 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $40.5 million, partially offset by amortization of deferred revenue of $32.8 million.  Cash flow during the period was increased by the net change in other working capital components of $25.9 million.

Net cash flows from operating activities during the three months ended September 30, 2016 include our net income of $15.7 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $138.5 million, stock-based compensation expense of $32.0 million, foreign currency loss on intercompany loans of $11.2 million, non-cash interest expense of $2.6 million and deferred income taxes of $4.8 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $40.9 million, partially offset by amortization of deferred revenue of $27.5 million. Cash flow during the period was increased by the net change in other working capital components of $13.4 million.

The increase in net cash flows from operating activities during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is primarily a result of additional earnings and synergies realized from our Fiscal 2017 acquisitions as well as timing of cash receipts from customers and payments to vendors and for interest.

Cash Flows used in Investing Activities

We used cash in investing activities of $193.4 million and $206.8 million during the three months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017, our principal use of cash for investing activities was for additions to property and equipment.

During the three months ended September 30, 2016, our uses of cash for investing activities were primarily related to additions to property and equipment.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $5.5 million and $1.7 million during the three months ended September 30, 2017 and 2016, respectively.

Our cash flows used in financing activities during the three months ended September 30, 2017 were primarily comprised of $311.9 million in principal payments on long-term debt, $1.7 million in principal payments on capital lease obligations, and $3.4 million in payments of debt issuance costs, partially offset by $312.8 million in debt proceeds.

Our cash flows used in financing activities during the three months ended September 30, 2016 were primarily comprised of $1.0 million in principal payments on capital lease obligations and a $0.7 million payment of debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the condensed consolidated financial statements, (ii) disclosed in Note 10 – Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk” below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of September 30, 2017, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes (collectively, the “Notes”), a balance of $497.5 million on our Term Loan Facility due 2021, a balance of $1,119.3 million on our Term Loan Facility due 2024, and $100.1 million of capital lease obligations. As of September 30, 2017, we had $442.2 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,221.3 million as of September 30, 2017. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75% respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). As of September 30, 2017, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver was approximately 3.4% and 4.0%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annualized interest expense by approximately 27% or $16.2 million, based on the applicable interest rate as of September 30, 2017. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2017, our foreign activities accounted for approximately 23% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.5 million for the quarter ended September 30, 2017. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. As a result of past European expansion through acquisitions as well as our acquisitions of Viatel and Allstream during the Fiscal Year ended June 30, 2016, our level of foreign activities is expected to increase and if it does, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

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

ITEM 1A.     RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017 set forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2017.

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

10.1*+	Employment Agreement, dated as of September 11, 2017, by and between Zayo Group, LLC and Matt Steinfort.

10.2**

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+        Management contract and/or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: November 6, 2017	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 6, 2017	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer

,