Form 10-Q
period 2018-03-31
Zayo Group Holdings, Inc.
filed 2018-05-07
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of April 30, 2018, was 248,555,794 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31, 2018	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$329.3	$220.7
Trade receivables, net of allowance of $7.9 and $9.5 as of March 31, 2018 and June 30, 2017, respectively	223.1	191.6
Prepaid expenses	79.1	68.3
Other current assets	18.4	34.0
Assets held for sale	47.4	—
Total current assets	697.3	514.6
Property and equipment, net	5,366.9	5,016.0
Intangible assets, net	1,250.9	1,188.6
Goodwill	1,735.5	1,840.2
Deferred income taxes, net	25.3	38.3
Other assets	165.6	141.7
Total assets	$9,241.5	$8,739.4
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$63.6	$72.4
Accrued liabilities	295.3	325.4
Accrued interest	85.1	63.5
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	10.0	8.0
Deferred revenue, current	160.8	146.0
Liabilities associated with assets held for sale	7.2	—
Total current liabilities	627.0	620.3
Long-term debt, non-current	5,688.8	5,532.7
Capital lease obligation, non-current	125.1	93.6
Deferred revenue, non-current	1,050.3	989.7
Deferred income taxes, net	159.1	40.2
Other long-term liabilities	50.8	52.4
Total liabilities	7,701.1	7,328.9
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 248,663,626 and 246,471,551 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	0.2	0.2
Additional paid-in capital	1,951.8	1,884.0
Accumulated other comprehensive income	9.4	5.4
Accumulated deficit	(421.0)	(479.1)
Total stockholders' equity	1,540.4	1,410.5
Total liabilities and stockholders' equity	$9,241.5	$8,739.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Revenue	$649.4	$550.2	$1,946.4	$1,561.8
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 9)	234.9	195.0	702.6	548.7
Selling, general and administrative expenses (including stock-based compensation—Note 9)	118.0	108.8	367.9	319.1
Depreciation and amortization	191.2	155.7	571.2	425.6
Total operating costs and expenses	544.1	459.5	1,641.7	1,293.4
Operating income	105.3	90.7	304.7	268.4
Other expenses
Interest expense	(75.3)	(63.0)	(222.0)	(170.0)
Loss on extinguishment of debt	—	(4.5)	(4.9)	(4.5)
Foreign currency gain/(loss) on intercompany loans	13.9	3.9	27.8	(24.7)
Other income, net	0.4	0.5	1.7	0.7
Total other expenses, net	(61.0)	(63.1)	(197.4)	(198.5)
Income from operations before income taxes	44.3	27.6	107.3	69.9
Provision for income taxes	20.9	0.6	49.2	7.4
Net income	$23.4	$27.0	$58.1	$62.5
Weighted-average shares used to compute net income per share:
Basic	248.1	244.1	247.3	243.3
Diluted	249.7	246.1	248.7	244.7
Net income per share:
Basic and diluted	$0.09	$0.11	$0.23	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Net income	$23.4	$27.0	$58.1	$62.5
Foreign currency translation adjustments, net of tax	(8.1)	3.7	14.8	(22.5)
Defined benefit pension plan adjustments, net of tax	(5.8)	—	(10.8)	(1.2)
Comprehensive income	$9.5	$30.7	$62.1	$38.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2018

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2017	246,471,551	$0.2	$1,884.0	$5.4	$(479.1)	$1,410.5
Stock-based compensation	2,192,075	—	67.8	—	—	67.8
Foreign currency translation adjustment	—	—	—	14.8	—	14.8
Defined benefit pension plan adjustments	—	—	—	(10.8)	—	(10.8)
Net income	—	—	—	—	58.1	58.1
Balance at March 31, 2018	248,663,626	$0.2	$1,951.8	$9.4	$(421.0)	$1,540.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$58.1	$62.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	571.2	425.6
Loss on extinguishment of debt	4.9	4.5
Non-cash interest expense	9.7	7.7
Stock-based compensation	70.5	93.0
Amortization of deferred revenue	(101.5)	(85.5)
Foreign currency (gain)/loss on intercompany loans	(27.8)	24.7
Deferred income taxes	41.5	(6.4)
Provision for bad debts	5.8	2.1
Non-cash loss on investments	0.5	0.7
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	(33.7)	(6.0)
Accounts payable and accrued liabilities	23.7	9.1
Additions to deferred revenue	138.0	156.7
Other assets and liabilities	(41.6)	(23.8)
Net cash provided by operating activities	719.3	664.9
Cash flows from investing activities
Purchases of property and equipment	(581.9)	(630.2)
Cash paid for acquisitions, net of cash acquired	(155.3)	(1,424.5)
Other	(0.2)	1.5
Net cash used in investing activities	(737.4)	(2,053.2)
Cash flows from financing activities
Proceeds from debt	462.8	3,293.8
Principal payments on long-term debt	(314.4)	(1,837.4)
Principal payments on capital lease obligations	(6.4)	(4.8)
Payment of debt issue costs	(4.2)	(29.0)
Cash paid for Santa Clara acquisition financing arrangement	(3.8)	(2.3)
Net cash provided by financing activities	134.0	1,420.3
Net cash flows	115.9	32.0
Effect of changes in foreign exchange rates on cash	(7.3)	(4.3)
Net increase in cash and cash equivalents	108.6	27.7
Cash and cash equivalents, beginning of year	220.7	170.7
Cash and cash equivalents, end of period	$329.3	$198.4
Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$195.1	$109.2
Cash paid for income taxes	$16.9	$9.8
Non-cash purchases of equipment through capital leasing	$18.2	$11.6
(Decrease)/increase in accounts payable and accrued expenses for purchases of property and equipment	$(45.8)	$37.1

Refer to Note 3 — Acquisitions and Dispositions for details regarding the Company’s recent acquisitions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company supplies high-bandwidth infrastructure, including fiber networks and data centers, and provides access to bandwidth infrastructure to users primarily in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through six segments:

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

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2017 included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the operating results for any future interim period or the full year. Certain prior period amounts in the condensed statement of cash flows have been reclassified to conform to the current period presentation.

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

Significant Accounting Policies

Pensions

In connection with the Company’s acquisition of 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together, the “Allstream Acquisition Entity” and such acquisition being the “Allstream Acquisition”) on January 15, 2016, the Company assumed obligations related to defined benefit pension plans and other non-pension post-retirement benefits (“OPEBs”) that cover qualifying foreign employees. Assets from the Allstream Acquired Entity former defined benefit plans related to pre-closing service obligations were legally transferred to the Company on October 31, 2017.  Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. The Company recognizes the funded status of these defined benefit and post-retirement plans as an asset or a liability on the condensed consolidated balance sheet. Each year's actuarial gains or losses and prior period service costs are a component of other comprehensive income/(loss), which is then included in accumulated other comprehensive income. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits.  The pension and post-retirement accruals and valuations are dependent on actuarial assumptions to calculate those amounts. These assumptions include discount rates, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. A change in any of the above assumptions would have an effect on the projected benefit obligation and pension expense.  See Note 10 – Employee Benefits, for additional disclosure regarding the Company’s defined benefit pension plans and OPEBs. The Company’s policy is to fund the pension plans in accordance with applicable regulations. The OPEBs are not funded.

Property and Equipment

In accordance with its policy, the Company performs reviews to evaluate the depreciable lives of its fixed assets on a periodic basis. The Company completed a review during the three months ended March 31, 2018 and revised its estimated useful lives for fiber optic network assets from its previous estimate of a range of fifteen years to twenty years to a revised estimate of thirty-three years and revised its estimated useful lives for owned buildings from its historical estimate of thirty-nine years to a revised estimate of forty-five years. In determining the change in estimated useful lives, the Company, with input from its engineering team, utilized quantitative and qualitative analysis, including historical usage patterns and retirements, industry benchmarks and review of published data sources. The change in estimated useful lives of the fiber optic network assets and owned buildings was accounted for as a change in accounting estimate on a prospective basis effective March 1, 2018. The effect of this change in estimate resulted in a reduction to depreciation expense for the three months ended March 31, 2018 of $17.4 million, an increase to net income for the three months ended March 31, 2018 of $11.7 million, and an increase to basic and diluted earnings per share for the three months ended March 31, 2018 of $0.05.

There have been no other changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the year ended June 30, 2017.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”), Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify the income tax effects resulting from tax bill, H.R.1, from accumulated other comprehensive income to retained earnings. The standard also requires certain new disclosures regardless of the election. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal year ending June 30, 2020 “Fiscal 2020” for the Company), with early adoption permitted. The Company does not expect ASU 2018-02 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of operations as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of operations to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and interim periods within those fiscal years, and must be applied on a retrospective basis. Had the Company adopted this ASU in the quarter it would not have resulted in a material impact to the financial statements for the three and nine months ended March 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company). Early adoption is permitted. The standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company established a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Although it is still assessing the impact of this standard, the Company expects the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt ASU 2016-02.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance under GAAP when it became effective. The ASU is effective for annual reporting periods and interim reporting periods within annual reporting periods beginning after December 15, 2017 (Fiscal 2019 for the Company). The standard permits the use of either the retrospective or cumulative effect transition method.

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

Although the Company is still assessing the impact of this standard on its consolidated financial statements, management expects one of the impacts of ASU 2014-09 will be the manner in which the Company recognizes revenue on dark fiber sales that include the transfer of title to certain network assets, which under current accounting rules would be considered a sale of real estate or integral equipment. Currently, the Company defers the recognition of revenue on the sale of network infrastructure assets that are considered to be real estate under ASC 605, Revenue Recognition, to the extent the Company has a continuing involvement in the transferred asset. Upon the adoption of ASU 2014-09, the asset transferred in this type of arrangement would likely be derecognized from the balance sheet and the amount of the transaction price attributable to the asset being sold would be recognized upon customer acceptance. It has also preliminarily determined that due to changes in the timing of recognition of certain installations, discounts and promotional credits given to customers, there may be adjustments to contract assets and liabilities recorded in the consolidated balance sheets upon adoption. Additionally, the requirement to defer incremental costs incurred to acquire a contract, including sales commissions, and recognize such costs over the contract period or expected customer life is expected to result in additional deferred charges recognized in the consolidated balance sheets and could have the impact of deferring costs currently accounted for as operating expenses. The assessment of the impact of this standard on the Company’s consolidated financial statements also includes developing new accounting policies, internal controls and procedures and possible changes to our systems to facilitate the adoption of this accounting policy.

The Company will adopt this new standard as of July 1, 2018 and, based on its current assessment, expects to apply the modified retrospective method, which would result in a cumulative effect adjustment as of the date of adoption. The Company's initial assessment of changes to the reporting of its revenue and expenses and anticipated adoption method may change depending on the results of the Company’s ongoing and final assessment of this ASU. Until the Company is further along in its assessment, it does not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09.

(2) EARNINGS PER SHARE

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

The Company’s computation of diluted income per share for the three and nine months ended March 31, 2018 included an adjustment of 1.6 million and 1.4 million shares, respectively, and for the three and nine months ended March 31, 2017 included an adjustment of 2.0 million and 1.4 million shares, respectively, to the basic weighted-average shares to account for the dilutive effect of the Part A and Part B restricted stock units (“RSUs”) and related issuance of common shares upon vesting (see Note 9 – Stock-based Compensation) (calculated using the treasury method).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) ACQUISITIONS AND DISPOSITIONS

Since inception through March 31, 2018, the Company has consummated 43 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2018

Optic Zoo Networks

On January 18, 2018, the Company acquired Vancouver BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. As of March 31, 2018, CAD $3.8 million (or $2.9 million) of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

Spread Networks

On February 28, 2018, the Company acquired Spread Networks, LLC (“Spread Networks”), a privately owned telecommunications provider that owns and operates a high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. As of March 31, 2018, $6.4 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and debt and was considered an asset purchase for tax purposes. Additional connectivity of the route will be enabled by Zayo’s existing network.

McLean Data Center and Neutral Path Communications

See Note 15- Subsequent Events.

Acquisitions Completed During Fiscal 2017

KIO Networks US Data Centers

On May 1, 2017, the Company completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego, California data centers. As of March 31, 2018, $1.2 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

Electric Lightwave Parent, Inc.

On March 1, 2017, the Company acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecommunications solutions provider serving markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments. As of March 31, 2018, $1.7 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period.  The

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

acquisition was funded through debt (see Note 6 – Long-Term Debt) and cash on hand. The acquisition was considered a stock purchase for tax purposes.

The acquisition added long haul fiber route miles and dense metro fiber across Denver, Minneapolis, Phoenix, Portland, Seattle, Sacramento, San Francisco, San Jose, Salt Lake City, Spokane and Boise, with on-net connectivity to enterprise buildings and data centers.

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”) for net purchase consideration of $11.3 million. The net purchase consideration represents the net present value of ten quarterly payments of approximately $1.3 million beginning in the December 2016 quarter. As of March 31, 2018, the remaining cash consideration to be paid was $5.1 million. The acquisition was considered an asset purchase for tax purposes and a business combination for accounting purposes. Payments made to the previous owners of the Santa Clara Data Center during the nine months ended March 31, 2018 of $3.8 million, representing the principal portion of the financing arrangement, are included in the accompanying condensed consolidated statement of cash flows within financing activities.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As a result of obtaining a third-party valuation report during the three and nine months ended March 31, 2018, the Company recorded final fair value estimates of its customer relationship intangible asset and property and equipment associated with the Electric Lightwave acquisition, including the impact of changes in useful lives. During the three months ended March 31, 2018, these changes resulted in a decrease to intangible assets of $56.3 million and an increase to property and equipment of $77.4 million, with a corresponding net decrease to goodwill.  These changes resulted in an increase in depreciation and amortization of $1.2 million, of which $1.0 million was related to periods prior to December 31, 2017.  During the nine months ended March 31, 2018, these changes resulted in increases of $103.9 million to intangible assets and $129.6 million to property and equipment, with a corresponding decrease to goodwill.  These changes resulted in an increase in depreciation and amortization of $16.6 million, of which $5.5 million is related to periods prior to June 30, 2017.  Additionally, the tax basis of assets was also updated during the three months ended March 31, 2018 resulting in an increase to the deferred tax liability of $29.8 million.

As of March 31, 2018, for the KIO Networks US Data Centers, Spread Networks and Optic Zoo Networks acquisitions, the Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment and resulting deferred taxes. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value analysis.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2018 acquisitions:

	Spread Networks	Optic Zoo Networks
Acquisition date	February 28, 2018	January 18, 2018
	(in millions)
Cash	$1.5	$1.4
Other current assets	3.0	0.3
Property and equipment	133.7	13.6
Intangibles	19.8	5.2
Goodwill	23.3	9.2
Other assets	1.4	0.2
Total assets acquired	182.7	29.9
Current liabilities	3.7	0.6
Deferred revenue	27.2	1.3
Deferred tax liability, net	—	1.8
Other liabilities	19.8	—
Total liabilities assumed	50.7	3.7
Net assets acquired	132.0	26.2
Less cash acquired	1.5	1.4
Net consideration paid	$130.5	$24.8

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below reflects the Company's estimates of the acquisition date fair values of the assets and liabilities assumed from its Fiscal 2017 acquisitions:

	KIO Networks US Data Centers	Electric Lightwave	Santa Clara Data Center
Acquisition date	May 1, 2017	March 1, 2017	October 3, 2016
		(in millions)
Cash	$0.1	$12.6	$—
Other current assets	—	55.0	—
Property and equipment	2.4	650.2	31.9
Deferred tax assets, net	2.9	—	—
Intangibles	6.4	416.1	6.0
Goodwill	2.7	488.0	—
Other assets	0.6	1.7	—
Total assets acquired	15.1	1,623.6	37.9
Current liabilities	1.7	61.7	—
Capital lease obligations	—	—	26.6
Deferred tax liabilities, net	—	64.9	—
Deferred revenue	0.5	80.0	—
Other liabilities	—	1.2	—
Total liabilities assumed	2.2	207.8	26.6
Net assets acquired	12.9	1,415.8	11.3
Less cash acquired	(0.1)	(12.6)	—
Impact of U.S. Tax Reform	(0.9)	23.4	—
Net consideration paid/payable	$11.9	$1,426.6	$11.3

The goodwill arising from the Company’s acquisitions results from synergies, anticipated incremental sales to the acquired company customer base and economies-of-scale expected from the acquisitions. The Company has allocated the goodwill to the reporting units (in existence on the respective acquisition dates) that were expected to benefit from the acquired goodwill. The allocation was determined based on the excess of the estimated fair value of the reporting unit over the estimated fair value of the individual assets acquired and liabilities assumed that were assigned to the reporting units. See Note 4 – Goodwill for the allocation of the Company's acquired goodwill to each of its reporting units.

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $3.3 million and $17.5 million for the three and nine months ended March 31, 2018, respectively, and $8.4 million and $17.6 million for the three and nine months ended March 31, 2017, respectively. Transaction costs have been included in selling, general

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s Fiscal 2018 and 2017 acquisitions as if the acquisitions occurred on July 1, 2016. The pro forma net income for the periods ended March 31, 2018 and 2017 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2018 and 2017 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2016.

	Three Months Ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Revenue	$653.0	$646.8	$1,962.0	$1,946.1
Net income	$21.6	$12.5	$51.2	$7.7
Net income per share:
Basic and diluted	$0.09	$0.05	$0.21	$0.03

As a result of integrated reporting, it is impracticable to determine the amount of revenue and net income associated with each acquisition recognized in the post-acquisition period with the exception of revenue for Spread Networks and Optic Zoo Networks, which we recognized $1.7 million and $0.7 million, respectively, during the three months ended March 31, 2018.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Scott-Rice Telephone Co.

On February 23, 2018, the Company announced that it has entered into an agreement to sell Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42 million to New Ulm Telecom, Inc. The Company acquired SRT as part of its March 2017 purchase of Electric Lightwave and it is reported as part of the Allstream segment. The Electric Lightwave purchase price which is attributable to the assets and liabilities of SRT has been allocated in the balances presented below. SRT did not meet the held-for-sale criteria upon acquisition.  Disposal groups to be sold are classified as held for sale in the period in which they meet all the held for sale criteria.  The Company concluded that SRT was not a significant disposal group and did not represent a strategic shift, and therefore was not classified as discontinued operations.    The closing of the transaction is subject to regulatory approvals and customary closing conditions, and is expected to occur in the quarter ended June 30, 2018. The following tables summarize the net assets and liabilities held for sale:

March 31, 2018
(in millions)
Assets held for sale:
Property and equipment, net	$41.6
Goodwill	5.2
Other assets	0.6
Total assets held for sale	$47.4

Liabilities associated with assets held for sale:
Deferred tax liability, net	$6.1
Other liabilities	1.1
Total liabilities associated with assets held for sale	$7.2

(4) GOODWILL

The Company’s goodwill balance was $1,735.5 million and $1,840.2 million as of as of March 31, 2018 and June 30, 2017, respectively.

The Company’s reporting units are comprised of its strategic product groups (“SPG” or “SPGs”). Effective January 1, 2017, the Company implemented organizational changes that had an impact on the composition of the Company’s SPGs. The change in structure had the impact of consolidating and/or regrouping existing SPGs, disaggregating the legacy Zayo Canada SPG among the existing SPGs and creating a new Allstream and IP Transit SPG (See Note 14 – Segment Reporting). In connection with the organizational change, goodwill was re-allocated to the Company’s SPGs on a relative fair value basis. The Company completed an assessment immediately prior to and after the organizational change at the SPG level and determined that it is more likely than not that the fair value of the Company’s reporting units is greater than their carrying amounts.

As of March 31, 2018, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Solutions (“Waves”), Zayo IP Transit Solutions (“IP Transit”), Zayo SONET Solutions (“SONET”), Zayo Ethernet Solutions (“Ethernet”), Wide Area Networks (“WANs”, formerly Enterprise Private and Connectivity), Zayo Cloud Solutions (“Cloud”), Zayo Colocation (“zColo"), Allstream and Other (primarily Zayo Professional Services).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following reflects the changes in the carrying amount of goodwill during the nine months ended March 31, 2018:

Product Group	As of June 30, 2017	Adjustments to Fiscal 2017 Acquisitions	Fiscal 2018 Acquisitions	Foreign Currency Translation and Other (1)	As of March 31, 2018
	(in millions)
Fiber Solutions	$633.9	$110.0	$11.6	$6.0	$761.5
Waves	247.4	(56.1)	20.8	3.4	215.5
Sonet	52.0	35.6	—	0.1	87.7
Ethernet	359.5	(249.7)	0.1	0.3	110.2
WANs	89.5	89.8	—	0.5	179.8
zColo	256.3	2.2	—	2.2	260.7
Cloud	69.5	(4.2)	—	0.1	65.4
Allstream	116.5	(72.2)	—	(5.2)	39.1
Other	15.6	—	—	—	15.6
Total	$1,840.2	$(144.6)	$32.5	$7.4	$1,735.5

(1)	Other includes $5.2 million reported as assets held for sale in the Allstream segment. See Note 3—Acquisitions and Dispositions.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) INTANGIBLE ASSETS

Identifiable intangible assets as of March 31, 2018 and June 30, 2017 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
March 31, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,613.7	$(383.5)	$1,230.2
Underlying rights	1.7	(0.5)	1.2
Total	1,615.4	(384.0)	1,231.4
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	16.0	—	16.0
Total	$1,634.9	$(384.0)	$1,250.9

June 30, 2017
Finite-Lived Intangible Assets
Customer relationships	$1,477.7	$(308.6)	$1,169.1
Underlying rights	1.6	(0.4)	1.2
Total	1,479.3	(309.0)	1,170.3
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying Rights	14.8	—	14.8
Total	$1,497.6	$(309.0)	$1,188.6

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) LONG-TERM DEBT

As of March 31, 2018 and June 30, 2017, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	March 31, 2018	June 30, 2017
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$495.0	$498.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR + 2.25%	1,269.3	1,429.9
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,350.0
Total obligations					5,744.3	5,608.7
Unamortized premium/(discounts), net					11.5	(3.2)
Unamortized debt issuance costs					(62.0)	(67.8)
Carrying value of debt					5,693.8	5,537.7
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,688.8	$5,532.7

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

On February 26, 2018, ZGL and Zayo Capital entered into an amendment (the “Incremental Amendment No. 3”) to the Credit Agreement. Per the terms of the Incremental Amendment No. 3, the Company added a new $150 million term loan tranche under the Credit Agreement (the “Incremental $150 Million Term Loan”). The Incremental $150 Million Term Loan will bear interest at LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%, with a maturity date of January 19, 2024, which is coterminous with the B-2 Term Loan. The Company intends to use the proceeds of the Incremental $150 Million Term Loan for general corporate purposes, including the funding of acquisitions permitted under the Credit Agreement. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.1% and 3.4% as of March 31, 2018 and June 30, 2017, respectively. Interest rates on the Revolver as of March 31, 2018 and June 30, 2017 were approximately 3.6% and 3.8%, respectively.

As of March 31, 2018, no amounts were outstanding under the Revolver and $1,764.3 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.0 million as of March 31, 2018, leaving $442.0 available under the Revolver.

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

5.75% Senior Unsecured Notes due 2027

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “January 2027 Notes”), which were issued at par. The net proceeds from the offering, along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition (see Note 3 – Acquisitions and Dispositions), which closed on March 1, 2017.

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

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2018.

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

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $114.1 million (net of extinguishments). These costs are being amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

The balance of debt issuance costs as of March 31, 2018 and June 30, 2017 was $62.0 million and $67.8 million, net of accumulated amortization of $52.1 million and $45.1 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within the caption “Non-cash interest expense” along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $2.4 million and $7.1 million for the three and nine months ended March 31, 2018, respectively, and $2.5 million and $6.9 million for the three and nine months ended March 31, 2017, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to “Long-term debt, non-current.”

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine month periods ended March 31, 2018 and 2017, respectively, is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Expected provision at the statutory rate	$12.4	$9.6	$30.0	$24.4
Increase/(decrease) due to:
State income tax expense, net of federal benefit	1.3	0.6	2.8	2.1
Stock-based compensation	1.6	(13.1)	4.1	(12.7)
Transactions costs not deductible for tax purposes	0.4	1.5	0.6	1.8
Change in statutory tax rate, non-U.S.	—	—	0.8	(1.7)
Foreign tax rate differential	(1.0)	(1.8)	(2.7)	(2.1)
Change in valuation allowance	(0.2)	(2.0)	(31.6)	(8.7)
U.S. Tax Reform	4.6	—	48.7	—
Other, net	1.8	5.8	(3.5)	4.3
Provision for income taxes	$20.9	$0.6	$49.2	$7.4

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

In accordance with SAB 118, the Company has recorded a provisional tax expense in the quarter ending December 31, 2017 of $44.1 million to record the impact of U.S. Tax Reform. During the quarter ending March 31, 2018, the Company recorded an additional provisional tax expense of $4.6 million, resulting in a year to date amount of $48.7 million.

The Company continues to use provisional amounts because actual year-end amounts for the following items are not yet known:  income, capital expenditures, foreign exchange rates, foreign distributable reserves, foreign earnings and profits, and foreign cash balances.  Management is in the process of obtaining and evaluating further information related to the provisional amounts estimated for items including the mandatory repatriation amounts and impacts to deferred tax assets and liabilities. Management has made estimates as it anticipates additional guidance and legislative action from the U.S. Federal and State governments in addition to interpretations and guidance from the SEC and FASB regarding the application of U.S. Tax Reform. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other U.S. Tax Reform provisions are effective for years beginning after December 31, 2017, which would be the Company’s Fiscal 2019, including the tax on global intangible low taxed income, Base Erosion and Anti-abuse Tax, interest expense limitations, and executive compensation limitations. We continue to evaluate these and other impacts of U.S. Tax Reform as more information and guidance becomes available.

Provisional amounts recognized due to the U.S. Tax Reform for the three months ended March 31, 2018:

	Tax Expense	Net Deferred Tax Liability	Tax Receivable
	(in millions)
Change in statutory tax rate, U.S. only (net of refundable AMT credit)	$0.2	$0.8	$0.6
Changes to indefinite reinvestment assertion	(0.4)	(0.4)
Repatriation Tax (offset against net operating loss carryforwards, non-cash)	4.8	4.8
Net discrete impacts of the enactment of U.S. Tax Reform	$4.6	$5.2	$0.6

Provisional amounts recognized due to the U.S. Tax Reform for the nine months ended March 31, 2018:

	Tax Expense	Net Deferred Tax Liability	Tax Receivable
	(in millions)
Change in statutory tax rate, U.S. only (net of refundable AMT credit)	$1.6	$12.2	$10.6
Changes to indefinite reinvestment assertion	7.5	7.5
Repatriation Tax (offset against net operating loss carryforwards, non-cash)	39.6	39.6
Net discrete impacts of the enactment of U.S. Tax Reform	$48.7	$59.3	$10.6

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

The interim effective tax rate for the nine months ended March 31, 2018 was positively impacted by reversing the valuation allowances of $31.0 million on the deferred tax assets of certain foreign subsidiaries. The effective tax rate was negatively impacted by U.S. Tax Reform principally relating to the estimated income tax on the deemed repatriation of previously deferred foreign earnings.

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

As of March 31, 2018, the Company had a $1.8 million current liability for uncertain tax positions related to U.S. state taxing jurisdictions, including $0.2 million of accrued interest and penalties. During the quarter, an additional $1.6 million liability was recognized for prior year tax positions. We recognize interest and penalties related to uncertain

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

tax positions in income tax expense. The entire balance could be settled within the next year and $0.5 million would impact the effective tax rate if recognized because the uncertain tax positions relate to permanent differences.

(8) EQUITY

During the nine months ended March 31, 2018, the Company recorded a $67.8 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 9  –Stock-based Compensation).

(9) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Included in:
Operating costs	$2.1	$2.1	$7.6	$8.7
Selling, general and administrative expenses	17.1	24.4	62.9	84.3
Total stock-based compensation expense	$19.2	$26.5	$70.5	$93.0

CII common units	$—	$—	$—	$10.1
Part A restricted stock units	16.8	17.5	58.4	57.6
Part B restricted stock units	1.9	8.6	10.6	24.3
Part C restricted stock units	0.5	0.4	1.5	1.0
Total stock-based compensation expense	$19.2	$26.5	$70.5	$93.0

CII Common Units

During the nine months ended March 31, 2017, the Company recognized $10.1 million of stock compensation expense relating to the vesting of units in Communication Infrastructure Investments, LLC ("CII"). On December 31, 2016, the CII common units became fully vested and as such there is no compensation cost associated with CII common units for any period subsequent to December 31, 2016.

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

During the three and nine months ended March 31, 2018, the Company recognized $16.8 million and $58.4 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and nine months ended March 31, 2017,  the Company recognized $17.5 million and $57.6 million, respectively, of compensation expense associated with the vested portion of the Part A awards. The March 2018 and June 2017 quarterly awards were recorded as liabilities totaling $4.8 million and $5.5 million, as of March 31, 2018 and June 30, 2017, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At March 31, 2018, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $27.6 million.

The following table summarizes the Company’s Part A RSU activity for the nine months ended March 31, 2018:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2017	2,364,386	$31.63	7.1
Granted	1,782,991	35.27
Vested	(2,004,694)	31.37
Forfeited	(225,422)	n/a
Outstanding at March 31, 2018	1,917,261	$34.47	6.6

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s Part B RSU activity for the nine months ended March 31, 2018:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2017	411,973	$42.86	6.1
Granted	323,734	30.58
Vested	(374,515)	44.03
Forfeited	(73,953)	n/a
Outstanding at March 31, 2018	287,239	$31.93	7.1

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

	During the three months ended
	March 31, 2018	December 31, 2017	September 30, 2017
Part B RSUs granted	77,218	82,556	163,960
Maximum eligible shares of the Company's common stock	532,804	569,636	590,256
Grant date fair value per Part B RSU	$39.53	$45.10	$19.06
Units converted to Company's common stock at vesting date	n/a	n/a	n/a

	During the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Part B RSUs granted	152,808	171,316	191,015	200,425
Maximum eligible shares of the Company's common stock	550,109	880,564	981,817	1,030,185
Grant date fair value per Part B RSU	$26.52	$27.39	$75.56	$47.00
Units converted to Company's common stock at vesting date	—	41,368	102,511	99,508

During the three and nine months ended March 31, 2018, the Company recognized stock-based compensation expense of $1.9 million and $10.6 million, respectively, related to Part B awards. During the three and nine months ended March 31, 2017, the Company recognized stock-based compensation expense of $8.6 million and $24.3 million, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $5.4 million at March 31, 2018.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three and nine months ended March 31, 2018, the Company’s independent directors were granted 13,555 and 43,502 Part C RSUs, respectively. During the three and nine months ended March 31, 2017, the Company’s independent directors were granted 11,250 and 33,091 Part C RSUs, respectively. During the three and nine months ended March 31, 2018 the Company recognized $0.5 million and $1.5 million, respectively, of stock-based compensation expense associated with the Part C awards. During the three and nine months ended March 31, 2017, the Company recognized $0.4 million and $1.0 million, respectively, of compensation expense associated with the Part C RSUs.

(10) EMPLOYEE BENEFITS

In connection with the Allstream Acquisition on January 15, 2016 from Manitoba Telecom Services Inc. (now known as “Bell MTS” as a result of its acquisition by BCE Inc.), Bell MTS agreed to retain the Allstream Acquisition Entity’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of the Allstream Acquisition Entity and also agreed to reimburse the Allstream Acquisition Entity for certain solvency funding payments related to the pension obligations of active employees of the Allstream Acquisition Entity as of January 15, 2016. On October 31, 2017, Bell MTS transferred assets of CAD $117.9 million (or $91.6 million) from the Allstream Acquisition Entity’s former defined benefit pension plans related to pre-closing service obligations for active employees to defined benefit pension plans of the Allstream Acquisition Entity created by the Company on January 15, 2016. The assets were transferred on a fully funded basis calculated on a solvency basis, however on a GAAP basis, the plans are underfunded.  Upon transfer, a prior period service cost was recognized in other comprehensive income for the underfunded amount, consistent with the Company’s accounting policies. The Company became responsible for accruing post-acquisition liabilities related to these plans as of the Allstream Acquisition Entity date of January 15, 2016. The Company also sponsors an OPEB for certain former employees of  the Allstream Acquisition Entity, which provides health care and life insurance benefits for certain eligible retirees. These OPEB plans are not funded. Benefits are paid directly to the participants of these plans.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the unfunded status for the Company’s defined benefit pension and OPEB, where applicable:

Pension Plans
(in millions)
Change in projected benefit obligation for defined benefit pension plans:
Projected benefit obligation at July 1, 2017	$6.7
Service cost	2.1
Interest cost	1.6
Actuarial loss (gain)	4.0
Participant contributions	0.5
Benefits paid from plan assets	(5.1)
Acquisition transfer	99.4
Projected benefit obligation at March 31, 2018	$109.2

Post-Retirement Benefit Plans
(in millions)
Change in projected benefit obligation for OPEB plans:
Projected benefit obligation at July 1, 2017	$9.9
Service cost	0.1
Interest cost	0.3
Actuarial loss (gain)	0.4
Benefits paid by Company	(0.4)
Foreign currency exchange rate changes	0.1
Projected benefit obligation at March 31, 2018	$10.4

The accumulated benefit obligation of the defined benefit plan and OPEB at March 31, 2018 are $101.5 million and $9.8 million, respectively.

Pension Plans
(in millions)
Change in pension plan assets:
Fair value of plan assets at July 1, 2017	$3.7
Return on plan assets	0.4
Employer contributions	2.5
Participant contributions	0.5
Benefits paid from plan assets	(5.1)
Acquisition transfer	91.4
Fair value of pension plan assets at March 31, 2018	$93.4

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The unfunded status of the projected benefit obligation at March 31, 2018 was $15.8 million, which was recorded as other long-term liabilities.

Pension Plans
As of March 31, 2018
(in millions)
Projected benefit obligation	$109.2
Fair value of plan assets	93.4
Unfunded status	$15.8
Current portion of unfunded status	$—
Non-current portion of unfunded status	$15.8

The following table provides information regarding change in amounts from June 30, 2017 in accumulated other comprehensive loss (“AOCI”)  that have not yet been recognized as components of net periodic benefit cost at March 31, 2018:

	As of June 30, 2017	Deferrals	Net Change in AOCI	As of March 31, 2018
	(in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss)/gain	$—	$(6.0)	$(6.0)	$(6.0)
Prior service benefit/(cost)	—	(8.1)	(8.1)	(8.1)
Deferred income tax benefit/(expense)	—	3.7	3.7	3.7
Total pension plans	—	(10.4)	(10.4)	(10.4)

Post-retirement benefit plans:
Net actuarial (loss)/gain	(1.2)	(0.4)	(0.4)	(1.6)
Prior service (cost)/benefit	—	—	—	—
Deferred income tax benefit/(expense)	0.4	—	—	0.4
Total post-retirement benefit plans	(0.8)	(0.4)	(0.4)	(1.2)
Total accumulated other comprehensive loss	$(0.8)	$(10.8)	$(10.8)	$(11.6)

There have been no material amounts reclassified from AOCI during the period.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The expected benefit payments for the Company’s defined benefit pension and OPEB plans for the years indicated are as follows:

		Post-Retirement
	Pension Plans	Benefit Plans
	(in millions)
Year ended June 30,
2018	$2.7	$0.6
2019	2.9	0.5
2020	3.1	0.5
2021	3.4	0.5
2022	3.6	0.5
2023-2027	22.0	2.4

Net periodic (benefit) cost of the defined benefit pension and OPEB is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations includes the following components:

	Pension Plans
	Three months ended March 31, 2018	Nine months ended March 31, 2018
	( in millions)
Service cost	$0.7	$2.1
Interest cost	0.9	1.6
Expected return on plan assets	(1.4)	(2.5)
Amortization of loss from earlier periods	0.2	0.2
Net periodic pension benefit expense	$0.4	$1.4

	OPEB Plans
	Three months ended March 31, 2018	Nine months ended March 31, 2018
	(in millions)
Service cost	$—	$0.1
Interest cost	0.1	0.3
Net periodic post-retirement benefit expense	$0.1	$0.4

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the assumptions used in determining benefit obligations of the defined benefit pension and OPEB plans:

	Pension Plans	OPEB Plans
Actuarial assumptions:
Discount rate	3.5%	3.5%
Price inflation	1.75%	N/A
Expected long-term rate of return on plan assets	5.9%	N/A
Rate of compensation increase	2% plus merit & promotion	N/A

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

The following table presents the Company’s target for the allocation of invested defined benefit pension plan assets at March 31, 2018:

As of March 31, 2018
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

The table below presents the fair value of plan assets valued at NAV by category for the pension and post-retirement plans at March 31, 2018.

As of March 31, 2018
(in millions)
Fixed income	$34.1
Equities	54.3
Other	5.0
Total	$93.4

Fixed income – Fixed income represents investments in commingled bond funds comprised of Canadian government, corporate bonds, and mortgage-backed securities.

Equities – Equities represent investments in commingled equities funds comprised of investments in U.S., Canadian and global equities.

Other – Other investments are comprised of investments in commingled real estate funds.

(11) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at March 31, 2018 and June 30, 2017 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,003.9 million and $3,692.8 million as of March 31, 2018 and June 30, 2017, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of March 31, 2018 and June 30, 2017 was estimated to be $4,007.9 million and $3,895.7 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,751.9 million and $1,912.7 million as of March 31, 2018 and June 30, 2017, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one-month, three-month or nine-month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of March 31, 2018 and June 30, 2017 was estimated to be $1,773.5 million and $1,930.5 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets. A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $17.6 million.

As of March 31, 2018 and June 30, 2017, there was no balance outstanding under the Company's Revolver.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At March 31, 2018, the Company was contractually committed for $506.3 million of capital expenditures for construction materials and purchases of property and equipment, as well as energy and network expenditures.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

Outstanding Letters of Credit

As of March 31, 2018, the Company had $8.0 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of March 31, 2018, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.7 million) in letters of credit, under a CAD $5.0 million (or $3.9 million) unsecured credit agreement.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and carrier disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(13) RELATED PARTY TRANSACTIONS

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

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the periods presented:

	Three Months Ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in millions)
Revenues	$1.9	$1.4	$5.6	$4.5
Operating costs	$0.8	$0.2	$2.0	$0.4

As of March 31, 2018 and June 30, 2017, the Company had $0.5 million due from Inteliquent.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three and nine months ended March 31, 2018 the Company reimbursed Mr. Caruso $0.2 million and $0.5 million, respectively, and during the three and nine months ended March 31, 2017 reimbursed $0.2 million and $0.6 million, respectively, for his business use of the aircraft.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14) SEGMENT REPORTING

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Transport. The Transport segment provides access to lit bandwidth infrastructure solutions over the Company’s metro, regional, and long-haul fiber networks. The segment uses customer-accessed optronics to light the fiber, and the Company’s customers pay for its offerings based on the amount and type of bandwidth access they require. The Company’s offerings within this segment include wavelengths, wholesale IP and SONET. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Enterprise Networks. The Enterprise Networks segment provides connectivity and lit bandwidth telecommunication solutions to medium and large enterprises. The Company’s offerings within this segment include Ethernet, Internet, wide area networking products, managed products and cloud-based computing and storage products. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms in the Enterprise Networks segment tend to range from one to ten years.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the quarter ending June 30, 2018, the Company's CODM will implement certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. These changes will include moving the Company's Ethernet Transport business from the Enterprise Networks segment to the Company's Transport segment and will be retrospectively presented beginning with the Company's segment reporting disclosure in the June 30, 2018 consolidated financial statements.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$210.3	$117.2	$138.8	$59.6	$117.7	$5.8	$—	$649.4
Segment Adjusted EBITDA	164.6	48.2	50.5	29.4	25.5	1.6	(0.2)	319.6
Capital expenditures	102.7	40.5	24.2	25.5	2.2	—	—	195.1

	As of and for the nine months ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$606.3	$353.6	$422.4	$177.9	$368.9	$17.3	$—	$1,946.4
Segment Adjusted EBITDA	479.8	149.0	157.0	90.3	86.2	4.0	(0.2)	966.1
Total assets	4,861.9	1,306.6	1,292.2	1,036.6	467.0	33.2	244.0	9,241.5
Capital expenditures	324.5	106.0	64.7	78.1	8.6	—	—	581.9

	For the three months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$179.6	$110.5	$121.7	$53.6	$79.3	$5.5	$—	$550.2
Segment Adjusted EBITDA	137.6	45.7	46.6	28.7	22.0	1.4	—	282.0
Capital expenditures	119.9	40.2	22.6	23.7	1.9	—	—	208.3

	For the nine months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$531.2	$323.0	$350.8	$157.3	$185.4	$14.1	$—	$1,561.8
Segment Adjusted EBITDA	416.8	134.9	126.9	82.6	41.3	3.5	—	806.0
Capital expenditures	381.6	111.1	63.6	69.9	4.0	—	—	630.2

	As of June 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$4,504.6	$1,230.0	$1,385.7	$994.4	$406.2	$33.2	$185.3	$8,739.4

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the three months ended March 31,
	2018	2017
	(in millions)
Total Segment Adjusted EBITDA	$319.6	$282.0
Interest expense	(75.3)	(63.0)
Depreciation and amortization expense	(191.2)	(155.7)
Transaction costs	(3.3)	(8.4)
Stock-based compensation	(19.2)	(26.5)
Loss on extinguishment of debt	—	(4.5)
Foreign currency gain/(loss) on intercompany loans	13.9	3.9
Non-cash loss on investments	(0.2)	(0.2)
Income from operations before income taxes	$44.3	$27.6

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the nine months ended March 31,
	2018	2017
	(in millions)
Total Segment Adjusted EBITDA	$966.1	$806.0
Interest expense	(222.0)	(170.0)
Depreciation and amortization expense	(571.2)	(425.6)
Transaction costs	(17.5)	(17.6)
Stock-based compensation	(70.5)	(93.0)
Loss on extinguishment of debt	(4.9)	(4.5)
Foreign currency gain/(loss) on intercompany loans	27.8	(24.7)
Non-cash loss on investments	(0.5)	(0.7)
Income from operations before income taxes	$107.3	$69.9

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15) SUBSEQUENT EVENTS

McLean Data Center Acquisition

           On April 4, 2018, the Company acquired a data center in McLean, Virginia. The acquisition was considered an asset purchase for tax purposes and a business combination for accounting purposes. The Company assumed an operating lease obligation and certain assets, such as cash, equipment and customer contracts. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, has not yet been determined and is pending detailed analyses of the facts and circumstances that existed as of the April 4, 2018 acquisition date.

Neutral Path Communications

On April 17, 2018, the Company acquired substantially all of the assets of Neutral Path Communications and Near North Partners for $31.5 million. The purchase price is subject to net working capital and other customary adjustments, as well as a contingent payment based on sales performance through June 30, 2018. The acquisition was considered an asset purchase for tax purposes and a business combination for accounting purposes. Neutral Path is a long haul infrastructure provider, providing access to a fiber network in the Midwest. The transaction will add owned plus additional leased route miles to the Company’s extensive North American network, including a unique, high-count fiber route from Minneapolis to Omaha. The all-cash transaction was funded with cash on hand. Due to the timing of the transaction, the initial accounting for this acquisition, including the measurement of assets acquired, liabilities assumed and goodwill, has not yet been determined and is pending detailed analyses of the facts and circumstances that existed as of the April 17, 2018 acquisition date.

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

Transport. The Transport segment provides access to lit bandwidth infrastructure solutions over our metro, regional, and long-haul fiber networks. The segment uses customer-accessed optronics to light the fiber, and our customers pay for our offerings based on the amount and type of bandwidth access they require. The offerings within this segment include wavelengths, wholesale IP and SONET. We target customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

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

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 43 acquisitions through March 31, 2018.

As a result of the growth of our business from these acquisitions, and the capital expenditures and increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Optic Zoo Networks

On January 18, 2018, we acquired Vancouver BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver.  As of March 31, 2018, CAD $3.8 million (or $2.9 million), of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The results of the acquired Optic Zoo Networks are included in our operating results beginning January 18, 2018.

Spread Networks

On February 28, 2018, we acquired Spread Networks, LLC (“Spread Networks”), a privately-owned telecommunications provider that owns and operates a 825-mile, high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. As of March 31, 2018, $6.4 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for tax purposes.

The route connects 755 Secaucus Road in Secaucus, New Jersey and 1400 Federal Boulevard in Carteret, New Jersey to 350 Cermak Road in Chicago, Illinois, with additional connectivity to be enabled by Zayo’s existing network. Zayo plans to use the acquired assets to provide a low-latency wavelength route from Seattle to New York.

The results of the acquired Spread Networks are included in our operating results beginning February 28, 2018.

KIO Networks US Data Centers

On May 1, 2017, we completed the $11.9 million cash acquisition of Castle Access, Inc.’s (d/b/a “KIO Networks US”) San Diego, California data centers.  The two data centers, located at 12270 World Trade Drive and 9606 Aero Drive, total more than 100,000 square feet of space and two megawatts (MW) of critical IT power, with additional power available.  As of March 31, 2018, $1.2 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for tax purposes.

The results of the acquired KIO Networks US business are included in our operating results beginning May 1, 2017.

Electric Lightwave Parent, Inc.

On March 1, 2017, we acquired Electric Lightwave Parent, Inc. (“Electric Lightwave”), an infrastructure and telecommunications solutions provider serving 35 markets in the western U.S., for net purchase consideration of $1,426.6 million, net of cash acquired, subject to certain post-closing adjustments. As of March 31, 2018,  $1.7 million of the purchase price consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded through debt and cash on hand.

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

Santa Clara Data Center

On October 3, 2016, we acquired a data center in Santa Clara, California (the “Santa Clara Data Center”) for net purchase consideration of $11.3 million. The net purchase consideration, which was valued using a discounted cash flow method, will be paid in ten quarterly payments of $1.3 million, beginning in the December 2016 quarter. As of March 31, 2018, the remaining consideration to be paid was $5.1 million.

The Santa Clara Data Center, located at 5101 Lafayette Street, includes 26,900 total square feet and three MW of critical IT power. The facility also includes high-efficiency power and cooling infrastructure, seismic reinforcement and proximity to our long haul dark fiber routes between San Francisco and Los Angeles.

The results of the acquired Santa Clara Data Center business are included in our operating results beginning October 3, 2016.

Substantial Indebtedness

As of March 31, 2018 and June 30, 2017, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	March 31, 2018	June 30, 2017
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$495.0	$498.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,429.9
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,350.0
Total obligations					5,744.3	5,608.7
Unamortized premium/(discounts), net					11.5	(3.2)
Unamortized debt issuance costs					(62.0)	(67.8)
Carrying value of debt					5,693.8	5,537.7
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,688.8	$5,532.7

The weighted average interest rate (including margin) on the Company’s senior secured term loan facility (the “Term Loan Facility”) was approximately 4.1% and 3.4% at March 31, 2018 and June 30, 2017, respectively. Interest rates on Company’s senior secured revolving credit facility (“the Revolver”) as of March 31, 2018 and June 30, 2017 were approximately 3.6% and 3.8%, respectively. As of March 31, 2018, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.0 million as of March 31, 2018, leaving $442.0 million available under the Revolver, subject to certain conditions. See Note 6- Long-Term Debt.

Capital Expenditures

During the nine months ended March 31, 2018 and 2017, we invested $581.9 million and $630.2 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

	For the three months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$210.3	$179.6	$30.7	17%
Transport	117.2	110.5	6.7	6%
Enterprise Networks	138.8	121.7	17.1	14%
zColo	59.6	53.6	6.0	11%
Allstream	117.7	79.3	38.4	48%
Other	5.8	5.5	0.3	5%
Consolidated	$649.4	$550.2	$99.2	18%

Our total revenue increased by $99.2 million, or 18%, to $649.4 million for the three months ended March 31, 2018 from $550.2 million for the three months ended March 31, 2017. The increase in revenue was driven by our Fiscal 2018 and 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 1.0%. Our pro-forma revenue growth was primarily driven by installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure access broadly across our network territory and our customer verticals offset by changes in exchange rates. The average exchange rate of the GBP against the USD strengthened by 12%,  the average exchange rate of the Euro against the USD strengthened by 15%, and the average exchange rate of the CAD against the USD strengthened by 5% during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  Normalizing our estimated pro-forma organic revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have been negatively impacted between the three months ended March 31, 2018 and March 31, 2017 by $10.8 million for a total period-over-period pro-forma organic revenue decline of approximately 0.7%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended March 31, 2018 and 2017 increased period-over-period to $9.5 million from $6.9 million, excluding Allstream. The total contract value associated with bookings for the three months ended March 31, 2018 was approximately  $739.0 million, excluding Allstream.

•	During the three months ended March 31, 2018 and 2017, we recognized net installs of $2.3 million and $1.5 million, respectively, excluding Allstream.
•	Monthly churn percentage decreased to 1.1% for the three months ended March 31, 2018 from 1.2% for the three months ended March 31, 2017, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $30.7 million, or 17%, to $210.3 million for the three months ended March 31, 2018 from $179.6 million for the three months ended March 31, 2017.  The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $6.7 million, or 6%, to $117.2 million for the three months ended March 31, 2018 from $110.5 million for the three months ended March 31, 2017.  The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment increased by $17.1 million, or 14%, to $138.8 million for the three months ended March 31, 2018 from $121.7 million for the three months ended March 31, 2017.  The increase was a result of both organic and acquisition related growth.

zColo.   Revenue from our zColo segment increased by $6.0 million, or 11%, to $59.6 million for the three months ended March 31, 2018 from $53.6 million for the three months ended March 31, 2017.  The increase was a result of both organic and acquisition related growth.

Allstream.   Revenue from our Allstream segment increased by $38.4 million, or 48%, to $117.7 million for the three months ended March 31, 2018 from $79.3 million for the three months ended March 31, 2017. The increase was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $0.3 million, or 5%, to $5.8 million for the three months ended March 31, 2018 from $5.5 million for the three months ended March 31, 2017.  The Other segment represented less than 1% of our total revenue during the three months ended March 31, 2018.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended March 31,
	2018		2017
	(in millions)
Monthly recurring revenue (1)	$583.8	90%	$494.5	90%
Amortization of deferred revenue	35.1	5%	29.9	6%
Usage revenue	18.4	3%	18.3	3%
Other revenue (1)	12.1	2%	7.5	1%
Total Revenue	$649.4	100%	$550.2	100%
(1)	Prior period amounts were reclassified for comparability with the 2018 presentation.

Operating Costs and Expenses

	For the three months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$139.2	$143.0	$(3.8)	(3)%
Transport	101.7	95.7	6.0	6%
Enterprise Networks	119.6	101.6	18.0	18%
zColo	56.1	48.1	8.0	17%
Allstream	122.6	66.5	56.1	84%
Other	4.9	4.6	0.3	7%
Consolidated	$544.1	$459.5	$84.6	18%

Our operating costs increased by $84.6 million, or 18%, to $544.1 million for the three months ended March 31, 2018 from $459.5 million for the three months ended March 31, 2017.  The increase in consolidated operating costs was primarily due to the impact from our Fiscal 2018 and 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.    Fiber Solutions operating costs decreased by $3.8 million, or  3%, to $139.2 million for the three months ended March 31, 2018 from $143.0 million for the three months ended March 31, 2017.  The decrease in operating costs and expenses was primarily a result of decreases of $2.1 million in stock-based compensation and $4.5 million in depreciation and amortization, partially offset by a $3.3 million increase in Netex.

Transport.    Transport operating costs increased by $6.0 million, or 6%, to $101.7 million for the three months ended March 31, 2018 from $95.7 million for the three months ended March 31, 2017. The increase in operating costs and expenses was primarily a result of increases of $4.9 million in depreciation and amortization and $5.1 million in Netex and other operating expenses, partially offset by decreases of $2.2 million in stock-based compensation and $1.5 million in Netops.

Enterprise Networks.    Enterprise Networks operating costs increased by $18.0 million, or 18%, to $119.6 million for the three months ended March 31, 2018 from $101.6 million for the three months ended March 31, 2017. The increase in operating costs and expenses was primarily a result of increases of $8.0 million in depreciation and amortization and $13.3 million in Netex and other operating expenses, partially offset by decreases of $1.6 million in stock-based compensation and $1.4 million in transaction costs.

zColo.    zColo operating costs increased by $8.0 million, or 17%, to $56.1 million for the three months ended March 31, 2018 from $48.1 million for the three months ended March 31, 2017.  The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization expense of $4.6 million and $2.9 million in Netex and other operating costs and $1.6 million in administrative costs, partially offset by a $1.5 million decrease in stock-based compensation.

Allstream.    Allstream operating costs increased by $56.1 million to $122.6 million for the three months ended March 31, 2018 from $66.5 million for the three months ended March 31, 2017. The increase in operating costs and expenses was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other. Other operating costs were $4.9 million for the three months ended March 31, 2018, as compared to $4.6 million for the three months ended March 31, 2017. The increase was directly attributed to an increase in revenue associated with component sales. The table below sets forth the components of our operating costs and expenses during the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Netex	$127.2	$102.3	$24.9	24%
Compensation and benefits expenses	82.8	67.4	15.4	23%
Network operations expense	73.3	62.7	10.6	17%
Other expenses	47.1	36.5	10.6	29%
Transaction costs	3.3	8.4	(5.1)	(61)%
Stock-based compensation	19.2	26.5	(7.3)	(28)%
Depreciation and amortization	191.2	155.7	35.5	23%
Total operating costs and expenses	$544.1	$459.5	$84.6	18%

Netex.    Our Netex increased by $24.9 million, or 24%, to $127.2 million for the three months ended March 31, 2018 from $102.3 million for the three months ended March 31, 2017. The increase in Netex was primarily due to our Fiscal 2018 and 2017 acquisitions, partially offset by cost savings as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $15.4 million, or 23%, to $82.8 million for the three months ended March 31, 2018 from $67.4 million for the three months ended March 31, 2017.

The increase in compensation and benefits expenses was primarily due to support our growing business, including employees retained from businesses acquired during Fiscal 2018 and 2017,  partially offset by a decrease in headcount from 3,899 for the three months ended March 31, 2017 to 3,655 for the three months ended March 31, 2018 as a result of synergies realized.

Network Operations Expenses.    Network operations expenses increased by $10.6 million, or 17%, to $73.3 million for the three months ended March 31, 2018 from $62.7 million for the three months ended March 31, 2017. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network. Our total network route miles increased approximately 5% to 128,242 miles at March 31, 2018 from 121,923 miles at March 31, 2017.

Other Expenses.    Other expenses increased by $10.6 million, or 29%, to $47.1 million for the three months ended March 31, 2018 from $36.5 million for the three months ended March 31, 2017. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 and 2017 acquisitions.

Transaction Costs. Transaction costs decreased by $5.1 million to $3.3 million for the three months ended March 31, 2018 from $8.4 million for the three months ended March 31, 2017. The decrease was attributed to greater transaction costs incurred in Fiscal 2017 associated with our acquisition of Electric Lightwave.

Stock-Based Compensation.    Stock-based compensation expense decreased by $7.3 million, or 28%, to $19.2 million for the three months ended March 31, 2018 from $26.5 million for the three months ended March 31, 2017.  The decrease in stock-based compensation expense was primarily driven by forfeitures on Part B awards and higher value Part B awards becoming fully vested in periods prior to January 1, 2018.

Depreciation and Amortization.    Depreciation and amortization expense increased by $35.5 million, or 23%, to $191.2 million for the three months ended March 31, 2018 from $155.7 million for the three months ended March 31, 2017.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2018 and 2017 acquisitions, including $1.2 million resulting from recording revised fair value estimates of intangible assets and property and equipment associated with the Electric Lightwave acquisition, of which $1.0 million relates to previous reporting periods.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended March 31, 2018 and 2017, respectively.

	For the three months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Interest expense	$(75.3)	$(63.0)	$(12.3)	(20)%
Loss on extinguishment of debt	—	(4.5)	4.5	*
Foreign currency gain/(loss) on intercompany loans	13.9	3.9	10.0	*
Other income, net	0.4	0.5	(0.1)	20%
Total other expenses, net	$(61.0)	$(63.1)	$2.1	3%

* not meaningful

Interest expense.   Interest expense increased by $12.3 million, or 20%, to $75.3 million for the three months ended March 31, 2018 from $63.0 million for the three months ended March 31, 2017.  The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions in addition to increasing LIBOR rates.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency gain on intercompany loans of $13.9 million for the three months ended March 31, 2018, compared to $3.9 million for the three months ended March 31, 2017. We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

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

Our provision for income taxes increased over the same quarter in the prior year by $20.3 million to $20.9 million for the three months ended March 31, 2018 from $0.6 million for the three months ended March 31, 2017. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

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

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended March 31,
	2018	2017
	(in millions)
Expected provision at the statutory rate	$12.4	$9.6
Increase/(decrease) due to:
State income tax expense, net of federal benefit	1.3	0.6
Stock-based compensation	1.6	(13.1)
Transaction costs not deductible for tax purposes	0.4	1.5
Foreign tax rate differential	(1.0)	(1.8)
Change in valuation allowance	(0.2)	(2.0)
U.S. Tax Reform	4.6	—
Other, net	1.8	5.8
Provision for income taxes	$20.9	$0.6

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

Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

	For the nine months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$606.3	$531.2	$75.1	14%
Transport	353.6	323.0	30.6	9%
Enterprise Networks	422.4	350.8	71.6	20%
zColo	177.9	157.3	20.6	13%
Allstream	368.9	185.4	183.5	99%
Other	17.3	14.1	3.2	23%
Consolidated	$1,946.4	$1,561.8	$384.6	25%

Our total revenue increased by $384.6 million, or 25%, to $1,946.4 million for the nine months ended March 31, 2018, from $1,561.8 million for the nine months ended March 31, 2017. The increase in revenue was driven by our Fiscal 2018 and 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 0.8%. Our pro-forma revenue growth was primarily driven by installs that exceeded churn over the course of both periods as a result of the continued strong demand for bandwidth infrastructure access broadly across our network territory and our customer verticals offset by the impact of changes in exchange rates.  The average exchange rate of the GBP against the USD strengthened by 6%,  the average exchange rate of the Euro against the USD strengthened by 10%, and the average exchange rate of the CAD against the USD strengthened by 5% during the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017.  Normalizing our estimated pro-forma organic revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have been negatively impacted between the nine months ended March 31, 2018 and March 31, 2017 by $25.8 million for a total period-over-period pro-forma organic revenue decline of approximately 0.5%.

•

MRR and MAR associated with new bookings during the nine months ended March 31, 2018 and 2017 increased period-over-period to $25.0 million from $19.4 million, excluding Allstream. The total contract value associated with bookings for the nine months ended March 31, 2018 was approximately $1.6 billion, excluding Allstream.

•	During the nine months ended March 31, 2018, we recognized net installs of $5.0 million as compared to $5.7 million during the nine months ended March 31, 2017, excluding Allstream.
•	Monthly churn percentage remained consistent period-over-period at 1.2%, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $75.1 million, or 14%, to $606.3 million for the nine months ended March 31, 2018 from $531.2 million for the nine months ended March 31, 2017.  The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $30.6 million, or 9%, to $353.6 million for the nine months ended March 31, 2018 from $323.0 million for the nine months ended March 31, 2017. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment increased by $71.6 million, or 20%, to $422.4 million for the nine months ended March 31, 2018 from $350.8 million for the nine months ended March 31, 2017. The increase was a result of both organic and acquisition related growth.

zColo.  Revenue from our zColo segment increased by $20.6 million, or 13%, to $177.9 million for the nine months ended March 31, 2018 from $157.3 million for the nine months ended March 31, 2017. The increase was a result of both organic and acquisition related growth.

Allstream.  Revenue from our Allstream segment increased by $183.5 million to $368.9 million for the nine months ended March 31, 2018 from $185.4 million for the nine months ended March 31, 2017. The increase was a result of acquiring Electric Lightwave on March 1, 2017.

Other.   Revenue from our Other segment increased by $3.2 million, or 23%, to $17.3 million for the nine months ended March 31, 2018 from $14.1 million for the nine months ended March 31, 2017.  The Other segment represented less than 1% of our total revenue during the nine months ended March 31, 2018.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the nine months ended March 31,
	2018		2017
	(in millions)
Monthly recurring revenue (1)	$1,752.5	90%	$1,397.9	90%
Amortization of deferred revenue	101.5	5%	85.5	5%
Usage revenue	56.6	3%	52.6	3%
Other revenue (1)	35.8	2%	25.8	2%
Total Revenue	$1,946.4	100%	$1,561.8	100%
(1)	Prior period amounts were reclassified for comparability with the 2018 presentation.

Operating Costs and Expenses

	For the nine months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$439.0	$419.0	$20.0	5%
Transport	310.9	275.0	35.9	13%
Enterprise Networks	355.4	295.8	59.6	20%
zColo	166.5	142.8	23.7	17%
Allstream	354.2	148.4	205.8	*
Other	15.7	12.4	3.3	27%
Consolidated	$1,641.7	$1,293.4	$348.3	27%

* not meaningful

Our operating costs increased by $348.3 million, or 27%, to $1,641.7 million for the nine months ended March 31, 2018 from $1,293.4 million for the nine months ended March 31, 2017. The increase in consolidated operating costs was primarily due to the impact from our Fiscal 2018 and 2017 acquisitions and the organic growth of our network footprint.

Fiber Solutions.    Fiber Solutions operating costs increased by $20.0 million, or 5%, to $439.0 million for the nine months ended March 31, 2018 from $419.0 million for the nine months ended March 31, 2017. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization of $13.8 million, general and administrative of $8.8 million and transaction costs of $2.1 million, partially offset by a $7.9 million decrease in stock-based compensation.

Transport.    Transport operating costs increased by $35.9 million, or 13%, to $310.9 million for the nine months ended March 31, 2018 from $275.0 million for the nine months ended March 31, 2017.  The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization of $28.6 million and $15.0 million in Netex, Netops and other operating expenses as a result of Fiscal Year 2017 acquisitions and organic growth of our network, partially offset by a $8.5 million decrease in stock-based compensation.

Enterprise Networks.    Enterprise Networks operating costs increased by $59.6 million, or 20%, to $355.4 million for the nine months ended March 31, 2018 from $295.8 million for the nine months ended March 31, 2017. The increase in operating costs and expenses was primarily a result of increases in Netex, Netops and other operating expenses of $27.2 million as a result of acquisitions and organic growth of our network, $26.1 million of depreciation and amortization, partially offset by a decrease in stock-based compensation of $5.6 million.

zColo.    zColo operating costs increased by $23.7 million, or 17%, to $166.5 million for the nine months ended March 31, 2018 from $142.8 million for the nine months ended March 31, 2017.  The increase in operating costs and expenses was primarily a result of increases of $13.7 million in depreciation and amortization expense, $13.7 million in Netex, and $2.9 million in compensation and benefits, partially offset by decreases of $2.4 million in Netops, $2.7 million in stock-based compensation and $1.4 million in other operating expenses.

Allstream.    Allstream operating costs increased by $205.8 million to $354.2 million for the nine months ended March 31, 2018 from $148.4 million for the nine months ended March 31, 2017. The increase in operating costs and expenses was primarily a result of increases in Netex, Netops and other operating expenses of $105.5 million as a result of acquisitions and organic growth of our network, $63.3 million of depreciation and amortization and $26.6 million of compensation and benefits expenses.

Other.    Other operating costs increased by $3.3 million, or 27%, to $15.7 million for the nine months ended March 31, 2018 from $12.4 million for the nine months ended March 31, 2017.  The increase was directly attributed to an increase in revenue associated with component sales.

The table below sets forth the components of our operating costs and expenses during the nine months ended March 31, 2018 and 2017.

	For the nine months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Netex	$390.7	$289.0	$101.7	35%
Compensation and benefits expenses	242.0	192.2	49.8	26%
Network operations expense	215.1	176.0	39.1	22%
Other expenses	134.7	100.0	34.7	35%
Transaction costs	17.5	17.6	(0.1)	(1)%
Stock-based compensation	70.5	93.0	(22.5)	(24)%
Depreciation and amortization	571.2	425.6	145.6	34%
Total operating costs and expenses	$1,641.7	$1,293.4	$348.3	27%

Netex.    Our Netex increased by $101.7 million, or 35%, to $390.7 million for the nine months ended March 31, 2018 from $289.0 million for the nine months ended March 31, 2017. The increase in Netex was primarily due to our Fiscal 2018 and 2017 acquisitions, partially offset by cost savings as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $49.8 million, or 26%, to $242.0 million for the nine months ended March 31, 2018 from $192.2 million for the nine months ended March 31, 2017.

The increase in compensation and benefits expenses was primarily due to support our growing business, including employees retained from businesses acquired during Fiscal 2018 and 2017,  partially offset by a decrease in headcount from 3,899 for the nine months ended March 31, 2017 to 3,655 for the nine months ended March 31, 2018 as a result of synergies realized.

Network Operations Expenses.    Network operations expenses increased by $39.1 million, or 22%, to $215.1 million for the nine months ended March 31, 2018 from $176.0 million for the nine months ended March 31, 2017. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network. Our total network route miles increased approximately 5% to 128,242 miles at March 31, 2018 from 121,923 miles at March 31, 2017.

Other Expenses.    Other expenses increased by $34.7 million, or 35%, to $134.7 million for the nine months ended March 31, 2018, from $100.0 million for the nine months ended March 31, 2017. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 and 2017 acquisitions.

Transaction Costs.    Transaction costs decreased by $0.1 million, or 1%, to $17.5 million for the nine months ended March 31, 2018 from $17.6 million for the nine months ended March 31, 2017. The transaction costs recorded during the periods relate to direct costs associated with our Fiscal 2018 and 2017 acquisitions.

Stock-Based Compensation.    Stock-based compensation expense decreased by $22.5 million, or 24%, to $70.5 million for the nine months ended March 31, 2018 from $93.0 million for the nine months ended March 31, 2017.  The decrease in stock-based compensation expense was primarily driven by the remaining tranches of our pre-IPO common unit grants becoming fully vested in the quarter ended December 31, 2016 and by forfeitures on Part B awards and additional expenses attributable to the Part A liability.

Depreciation and Amortization.   Depreciation and amortization expense increased by $145.6 million, or 34%, to $571.2 million for the nine months ended March 31, 2018 from $425.6 million for the nine months ended March 31, 2017.  The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2018 and 2017 acquisitions, including $16.6 million resulting from recording revised fair value estimates of intangible assets and property and equipment associated with the Electric Lightwave acquisition, of which $5.5 million relates to previous reporting periods.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2018 and 2017, respectively.

	For the nine months ended March 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Interest expense	$(222.0)	$(170.0)	$(52.0)	(31)%
Loss on extinguishment of debt	(4.9)	(4.5)	(0.4)	(9)%
Foreign currency gain/(loss) on intercompany loans	27.8	(24.7)	52.5	*
Other income, net	1.7	0.7	1.0	*
Total other expenses, net	$(197.4)	$(198.5)	$1.1	1%

* not meaningful

Interest expense.   Interest expense increased by $52.0 million, or 31%, to $222.0 million for the nine months ended March 31, 2018 from $170.0 million for the nine months ended March 31, 2017.  The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions in addition to increasing LIBOR rates.

Loss on extinguishment of debt.   Loss on extinguishment of debt was $4.9 million for the nine months ended March 31, 2018 as compared to $4.5 million for the nine months ended March 31, 2017. The $4.9 million loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the credit agreement governing the Term Loan Facility (as amended, the “Credit Agreement”) that was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the second repricing of the Credit Agreement that occurred on July 20, 2017.

Foreign currency gain/loss on intercompany loans.   Foreign currency gain/loss on intercompany loans improved $52.5 million to a gain of $27.8 million for the nine months ended March 31, 2018, from a loss of $24.7 million for the nine months ended March 31, 2017.  We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash gain was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

Our provision for income taxes increased over the prior year by $41.8 million to $49.2 million for the nine months ended March 31, 2018 from $7.4 million for the nine months ended March 31, 2017. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

U.S. Tax Reform has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for the current quarter and is the significant reason our effective tax rate is higher than the expected tax provision at the statutory rate.  During the nine months ended March 31, 2018, the effective tax rate was positively impacted by reversing the valuation allowance of $31.0 million on the deferred tax assets of certain foreign subsidiaries.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the nine months ended March 31,
	2018	2017
	(in millions)
Expected provision at the statutory rate	$30.0	$24.4
Increase/(decrease) due to:
State income tax expense, net of federal benefit	2.8	2.1
Stock-based compensation	4.1	(12.7)
Transactions costs not deductible for tax purposes	0.6	1.8
Change in statutory tax rate, non-US	0.8	(1.7)
Foreign tax rate differential	(2.7)	(2.1)
Change in valuation allowance	(31.6)	(8.7)
U.S. Tax Reform	48.7	—
Other, net	(3.5)	4.3
Provision for income taxes	$49.2	$7.4

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the three months ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$164.6	$48.2	$50.5	$29.4	$25.5	$1.6	$(0.2)	$319.6
Interest expense	(41.0)	(9.0)	(10.9)	(10.4)	(4.1)	—	0.1	(75.3)
Provision for income taxes	—	—	—	—	—	—	(20.9)	(20.9)
Depreciation and amortization expense	(84.2)	(28.9)	(25.3)	(23.4)	(29.0)	(0.4)	—	(191.2)
Transaction costs	(1.3)	(0.5)	(0.8)	(0.3)	(0.4)	—	—	(3.3)
Stock-based compensation	(8.0)	(3.2)	(5.2)	(2.1)	(0.6)	(0.1)	—	(19.2)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	13.9	13.9
Non-cash loss on investments	(0.1)	0.1	—	—	—	(0.2)	—	(0.2)
Net income/(loss)	$30.0	$6.7	$8.3	$(6.8)	$(8.6)	$0.9	$(7.1)	$23.4

	For the nine months ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$479.8	$149.0	$157.0	$90.3	$86.2	$4.0	$(0.2)	$966.1
Interest expense	(123.2)	(26.9)	(32.4)	(27.9)	(11.9)	—	0.3	(222.0)
Provision for income taxes	—	—	—	—	—	—	(49.2)	(49.2)
Depreciation and amortization expense	(279.4)	(92.6)	(67.3)	(69.5)	(61.1)	(1.3)	—	(571.2)
Transaction costs	(5.0)	(2.2)	(4.3)	(1.2)	(4.7)	—	(0.1)	(17.5)
Stock-based compensation	(27.5)	(11.4)	(18.4)	(8.2)	(4.5)	(0.5)	—	(70.5)
Loss on extinguishment of debt	—	—	—	—	—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	27.8	27.8
Non-cash loss on investments	(0.4)	0.1	0.1	—	—	(0.3)	—	(0.5)
Net income/(loss)	$44.3	$16.0	$34.7	$(16.5)	$4.0	$1.9	$(26.3)	$58.1

	For the three months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$137.6	$45.7	$46.6	$28.7	$22.0	$1.4	$—	$282.0
Interest expense	(34.8)	(7.7)	(9.3)	(8.2)	(3.3)	—	0.3	(63.0)
Provision for income taxes	—	—	—	—	—	—	(0.6)	(0.6)
Depreciation and amortization expense	(88.7)	(24.0)	(17.3)	(18.8)	(6.6)	(0.3)	—	(155.7)
Transaction Costs	(1.8)	(1.4)	(2.2)	(1.0)	(1.9)	(0.1)	—	(8.4)
Stock-based compensation	(10.1)	(5.4)	(6.8)	(3.6)	(0.5)	(0.1)	—	(26.5)
Loss on extinguishment of debt	—	—	—	—	—	(4.5)		(4.5)
Foreign currency gain on intercompany loans	—	—	—	—	—	0.1	3.8	3.9
Non-cash loss on investments	(0.2)	—	—	—	—	—	—	(0.2)
Net income/(loss)	$2.0	$7.2	$11.0	$(2.9)	$9.7	$(3.5)	$3.5	$27.0

	For the nine months ended March 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$416.8	$134.9	$126.9	$82.6	$41.3	$3.5	$—	$806.0
Interest expense	(96.4)	(21.7)	(26.2)	(22.7)	(3.3)	—	0.3	(170.0)
Provision for income taxes	—	—	—	—	—	—	(7.4)	(7.4)
Depreciation and amortization expense	(265.6)	(64.0)	(41.2)	(55.8)	2.2	(1.2)	—	(425.6)
Transaction costs	(2.9)	(2.8)	(6.5)	(1.4)	(3.9)	(0.1)	—	(17.6)
Stock-based compensation	(35.4)	(19.9)	(24.0)	(10.9)	(2.3)	(0.5)	—	(93.0)
Loss on extinguishment of debt	—	—	—	—	—	(4.5)	—	(4.5)
Foreign currency gain/(loss) on intercompany loans	—	—	(0.1)	—	—	0.1	(24.7)	(24.7)
Non-cash loss on investments	(0.5)	—	—	—	—	—	(0.2)	(0.7)
Net income/(loss)	$16.0	$26.5	$28.9	$(8.2)	$34.0	$(2.7)	$(32.0)	$62.5

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

As of March 31, 2018, we had $329.3 million in cash and cash equivalents and a working capital surplus of $70.3 million, of which $40.2 million relates to net assets held for sale. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. We have a current deferred revenue balance of $160.8 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the March 31, 2018 current deferred revenue balance. Additionally, as of March 31, 2018, we had $442.0 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures decreased by $48.3 million, or 8%, to $581.9 million during the nine months ended March 31, 2018, as compared to $630.2 million for the nine months ended March 31, 2017.  Although we had a decrease in the period, we expect to continue to invest in our network for the foreseeable future. As of March 31, 2018, we were contractually committed for $506.3 million of capital expenditures for construction materials and purchases of property and equipment, as well as energy and network expenditures. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the nine months ended March 31, 2018 and 2017.

	Nine months ended March 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$719.3	$664.9
Net cash used in investing activities	$(737.4)	$(2,053.2)
Net cash provided by financing activities	$134.0	$1,420.3

Net Cash Flows provided by Operating Activities

Net cash flows provided by operating activities increased by  $54.4 million, or 8%, to  $719.3 million during the nine months ended March 31, 2018 from $664.9 million during the nine months ended March 31, 2017. Net cash flows provided by operating activities during the nine months ended March 31, 2018 include our net income of  $58.1 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $571.2 million, stock-based compensation expense of $70.5  million and deferred income taxes of $41.5 million, partially offset by foreign currency gain on intercompany loans of $27.8 million. Additions to deferred revenue of $138.0 million during the period were largely offset by amortization of deferred revenue of $101.5 million. Cash flow during the period was decreased by the net change in other working capital components of $51.6 million.

Net cash flows provided by operating activities during the nine months ended March 31, 2017 include our net income of $62.5 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $425.6 million, stock-based compensation expense of $93.0 million, foreign currency loss on intercompany loans of $24.7 million, and non-cash interest expense of $7.7 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $156.7 million, partially offset by amortization of deferred revenue of $85.5 million.  Cash flow during the period was decreased by the net change in working capital components of $20.7 million.

The increase in net cash flows provided by operating activities during the nine months ended March 31, 2018 as compared to the nine months ended March 31, 2017 is primarily a result of additional earnings and synergies realized from our Fiscal 2017 acquisitions as well as timing of cash receipts from customers and payments to vendors and for interest paid.

Net Cash Flows used in Investing Activities

We used cash in investing activities of  $737.4 million and $2,053.2 million during the nine months ended March 31, 2018 and 2017, respectively. During the nine months ended March 31, 2018, our principal use of cash for investing activities was for $581.9 million of additions to property and equipment and $155.3 million related to Fiscal 2018 acquisitions.

During the nine months ended March 31, 2017, our uses of cash for investing activities were primarily related $630.2 million of additions to property and equipment and $1,424.5 million for our acquisition of Electric Lightwave.

Net Cash Flows provided by Financing Activities

Our net cash provided by financing activities was $134.0 million and $1,420.3 million during the nine months ended March 31, 2018 and 2017, respectively, and were primarily comprised of $462.8 million in debt proceeds partially offset by $314.4 million in principal payments on long-term debt,  $6.4 million in principal payments on capital lease obligations and $4.2 million in payments of debt issuance costs.

Our net cash flows provided by financing activities during the nine months ended March 31, 2017 were primarily comprised of $3,293.8 million in debt proceeds, partially offset by $1,837.4 million in principal payments on long-term debt, $4.8 million in principal payments on capital lease obligations, and $29.0 million in payments of debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the condensed consolidated financial statements, (ii) disclosed in Note 12 –   Commitments and Contingencies to the condensed consolidated financial statements, or in the Future Contractual Obligations table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report or (iii) discussed under “Item 3: Quantitative and Qualitative Disclosures About Market Risk”  below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of March 31, 2018, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $495.0 million on our Term Loan Facility due 2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, and $135.1 million of capital lease obligations. As of March 31, 2018, we had $442.0 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,007.9 million as of March 31, 2018. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of March 31, 2018, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.1% and 3.6%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annualized interest expense on the Term Loan Facility by approximately 25% or $17.6 million, based on the applicable interest rate as of March 31, 2018. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2018, our foreign activities accounted for approximately 23% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.5 million for the quarter ended March 31, 2018.  To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recently competed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2017 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2018.

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

10.1**

Incremental Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 26, 2018, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 26, 2018, File No. 001-36690).

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: May 7, 2018	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 7, 2018	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer