Form 10-K/A
period 2018-06-30
Zayo Group Holdings, Inc.
filed 2018-09-20
CIK 1608249

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

Yes  ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 20, 2018, the number of outstanding shares of common stock of Zayo Group Holdings, Inc. was 246,467,784 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Original 10-K”) filed by Zayo Group Holdings, Inc., a Delaware corporation (“Company,” “we” or “our”), on August 24, 2018 (the “Original Filing Date”). We are filing this Amendment to amend Item 8 in the Original 10-K to reflect a correction of the amount of shares of our common stock that were issued upon vesting of Part A restricted stock units during the fiscal year ended June 30, 2018.  This correction resulted in a decrease of 192,758 shares of common stock issued and outstanding as of June 30, 2018 as previously reported in the Original 10-K from 246,631,241 shares to 246,438,483 shares in the Amendment.  This correction also resulted in a decrease of 174,896 shares of common stock issued and outstanding as previously reported on the cover page of the Original 10-K from 246,642,680 shares to 246,467,784 shares in the Amendment.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the complete text of Item 8 of Part II of the Original 10-K, which has been amended as described above.  This Amendment speaks only as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not otherwise modify or update in any way the disclosures made in the Original 10-K.  Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the Securities and Exchange Commission subsequent to the Original Filing Date.

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

2. Exhibits

The Exhibits listed below are filed as part of this Amendment and are meant to supplement the Exhibits listed and/or filed with the Original Report.

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

*Filed or furnished herewith

Financial statements and financial statement schedules required to be filed for the registrant under Items 8 or 15 are set forth following the signature page at page F-1.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of September, 2018.

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

/s/ KPMG LLP

Denver, Colorado

August 24, 2018

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30,	June 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$256.7	$220.7
Trade receivables, net of allowance of $11.1 and $9.5 as of June 30, 2018 and June 30, 2017, respectively	235.6	191.6
Prepaid expenses	74.1	68.3
Other current assets	22.6	34.0
Assets held for sale	41.8	—
Total current assets	630.8	514.6
Property and equipment, net	5,447.2	5,016.0
Intangible assets, net	1,212.1	1,188.6
Goodwill	1,719.1	1,840.2
Deferred income taxes, net	37.6	38.3
Other assets	170.0	141.7
Total assets	$9,216.8	$8,739.4
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$45.9	$72.4
Accrued liabilities	312.3	325.4
Accrued interest	72.6	63.5
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	11.9	8.0
Deferred revenue, current	164.4	146.0
Liabilities associated with assets held for sale	6.1	—
Total current liabilities	618.2	620.3
Long-term debt, non-current	5,690.1	5,532.7
Capital lease obligation, non-current	121.6	93.6
Deferred revenue, non-current	1,096.8	989.7
Deferred income taxes, net	143.2	40.2
Other long-term liabilities	57.8	52.4
Total liabilities	7,727.7	7,328.9
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 246,438,483 and 246,471,551 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	0.2	0.2
Additional paid-in capital	1,881.6	1,884.0
Accumulated other comprehensive (loss)/income	(15.5)	5.4
Accumulated deficit	(377.2)	(479.1)
Total stockholders' equity	1,489.1	1,410.5
Total liabilities and stockholders' equity	$9,216.8	$8,739.4

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2015	243,008,679	$0.2	$1,705.8	$(7.9)	$(486.9)	$1,211.2
Stock-based compensation	3,114,939	—	152.9	—	—	152.9
Foreign currency translation adjustment	—	—	—	12.4	—	12.4
Repurchase and retirement of common shares	(3,474,120)	—	(81.1)	—	—	(81.1)
Net loss	—	—	—	—	(76.2)	(76.2)
Balance at June 30, 2016	242,649,498	$0.2	$1,777.6	$4.5	$(563.1)	$1,219.2
Stock-based compensation	3,822,053	—	104.7	—	—	104.7
Cumulative effect adjustment resulting from adoption of ASU 2016-09 (Note 2)	—	—	1.7	—	(1.7)	—
Foreign currency translation adjustment	—	—	—	2.1	—	2.1
Defined benefit pension plan adjustments	—	—	—	(1.2)	—	(1.2)
Net income	—	—	—	—	85.7	85.7
Balance at June 30, 2017	246,471,551	$0.2	$1,884.0	$5.4	$(479.1)	$1,410.5
Stock-based compensation	2,716,011	—	91.1	—	—	91.1
Foreign currency translation adjustment	—	—	—	(7.4)	—	(7.4)
Repurchase and retirement of common shares	(2,749,079)	—	(93.5)	—	—	(93.5)
Defined benefit pension plan adjustments	—	—	—	(13.5)	—	(13.5)
Net income	—	—	—	—	101.9	101.9
Balance at June 30, 2018	246,438,483	$0.2	$1,881.6	$(15.5)	$(377.2)	$1,489.1

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

The following table summarizes the Company’s Part A RSU activity for the years ended June 2018, 2017 and 2016:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2015	933,217	$26.25	7.1
Granted	2,190,785	26.04
Vested	(852,853)	26.14
Forfeited	(101,248)	n/a
Outstanding at July 1, 2016	2,169,901	$26.04	7.9
Granted	2,678,503	31.64
Vested	(2,080,685)	26.03
Forfeited	(403,333)	n/a
Outstanding at July 1, 2017	2,364,386	$31.63	7.1
Granted	2,664,538	35.08
Vested	(2,459,040)	34.02
Forfeited	(323,389)	n/a
Outstanding at June 30, 2018	2,246,495	$35.08	6.4

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