Form 10-Q
period 2018-09-30
Zayo Group Holdings, Inc.
filed 2018-11-08
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
			
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of November 2, 2018, was 236,563,242 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$353.9	$256.7
Trade receivables, net of allowance of $11.2 and $11.1 as of September 30, 2018 and June 30, 2018, respectively	227.2	235.6
Prepaid expenses	68.2	74.1
Other current assets	31.6	29.7
Assets held for sale	—	41.8
Total current assets	680.9	637.9
Property and equipment, net	5,524.7	5,427.6
Intangible assets, net	1,192.5	1,212.1
Goodwill	1,710.2	1,719.1
Deferred income taxes, net	36.2	37.6
Other assets	170.4	175.6
Total assets	$9,314.9	$9,209.9
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$41.9	$45.9
Accrued liabilities	311.5	312.3
Accrued interest	85.4	72.6
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	10.5	11.9
Deferred revenue, current	171.6	162.9
Liabilities associated with assets held for sale	—	6.1
Total current liabilities	625.9	616.7
Long-term debt, non-current	5,691.3	5,690.1
Capital lease obligation, non-current	142.9	121.6
Deferred revenue, non-current	1,085.6	1,076.3
Deferred income taxes, net	162.1	147.1
Other long-term liabilities	52.3	57.8
Total liabilities	7,760.1	7,709.6
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 247,132,693 and 246,438,483 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	0.2	0.2
Additional paid-in capital	1,907.7	1,881.6
Accumulated other comprehensive loss	(9.2)	(15.5)
Accumulated deficit	(343.9)	(366.0)
Total stockholders' equity	1,554.8	1,500.3
Total liabilities and stockholders' equity	$9,314.9	$9,209.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three Months Ended September 30,
	2018	2017
Revenue	$641.1	$643.1
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 9)	228.4	235.7
Selling, general and administrative expenses (including stock-based compensation—Note 9)	122.1	128.1
Depreciation and amortization	167.8	183.8
Total operating costs and expenses	518.3	547.6
Operating income	122.8	95.5
Other expenses
Interest expense	(82.2)	(73.6)
Loss on extinguishment of debt	—	(4.9)
Foreign currency (loss)/gain on intercompany loans	(4.6)	10.8
Other income, net	6.6	0.9
Total other expenses, net	(80.2)	(66.8)
Income from operations before income taxes	42.6	28.7
Provision for income taxes	20.5	5.4
Net income	$22.1	$23.3
Weighted-average shares used to compute net income per share:
Basic	246.4	246.5
Diluted	247.8	248.0
Net income per share:
Basic and diluted	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2018	2017
Net income	$22.1	$23.3
Foreign currency translation adjustments, net of tax	8.2	22.1
Defined benefit pension plan adjustments, net of tax	(1.9)	—
Comprehensive income	$28.4	$45.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2018

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	246,438,483	$0.2	$1,881.6	$(15.5)	$(366.0)	$1,500.3
Stock-based compensation	700,439	—	26.3	—	—	26.3
Foreign currency translation adjustment	—	—	—	8.2	—	8.2
Repurchase and retirement of common shares	(6,229)	—	(0.2)	—	—	(0.2)
Defined benefit pension plan adjustments	—	—	—	(1.9)	—	(1.9)
Net income	—	—	—	—	22.1	22.1
Balance at September 30, 2018	247,132,693	$0.2	$1,907.7	$(9.2)	$(343.9)	$1,554.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$22.1	$23.3
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	167.8	183.8
Loss on extinguishment of debt	—	4.9
Gain on sale of SRT	(5.5)	—
Non-cash interest expense	2.5	2.4
Stock-based compensation	26.7	27.8
Amortization of deferred revenue	(37.0)	(32.4)
Foreign currency loss / (gain) on intercompany loans	4.6	(10.8)
Deferred income taxes	15.9	2.7
Provision for bad debts	1.5	0.8
Non-cash loss on investments	0.3	0.1
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	4.5	(32.0)
Accounts payable and accrued liabilities	9.0	53.4
Additions to deferred revenue	30.5	40.5
Other assets and liabilities	(1.1)	4.3
Net cash provided by operating activities	241.8	268.8
Cash flows from investing activities
Purchases of property and equipment	(182.5)	(193.4)
Proceeds from sale of SRT, net of cash held in escrow	39.0	—
Net cash used in investing activities	(143.5)	(193.4)

Cash flows from financing activities
Proceeds from debt	—	312.8
Principal payments on long-term debt	(1.3)	(311.9)
Principal payments on capital lease obligations	(1.9)	(1.7)
Payment of debt issue costs	—	(3.4)
Common stock repurchases	(0.2)	—
Cash paid for Santa Clara acquisition financing arrangement and other	(3.3)	(1.3)
Net cash used in financing activities	(6.7)	(5.5)
Net cash flows	91.6	69.9
Effect of changes in foreign exchange rates on cash	2.2	0.6
Net increase in cash, cash equivalents and restricted cash	93.8	70.5
Cash, cash equivalents and restricted cash, beginning of year	261.3	225.2
Cash, cash equivalents and restricted cash, end of period	$355.1	$295.7

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$63.4	$54.3
Cash paid for income taxes	$2.0	$1.4
Non-cash purchases of equipment through capital leasing	$21.9	$0.1
Non-cash purchases of equipment through nonmonetary exchange	$31.1	$1.5
(Decrease)/Increase in accounts payable and accrued expenses for purchases of property and equipment	$(2.4)	$(18.0)

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2018	June 30, 2018	September 30, 2017	June 30, 2017
Cash and cash equivalents	$353.9	$256.7	$291.2	$220.7
Restricted cash included in other assets	1.2	4.6	4.5	4.5
Total cash, cash equivalents and restricted cash	$355.1	$261.3	$295.7	$225.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company provides communication infrastructure solutions, including fiber and bandwidth connectivity, colocation and cloud infrastructure,  to businesses primarily in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through six segments:

•	Fiber Solutions, including dark fiber and mobile infrastructure solutions.
•	Transport, including Ethernet, wavelength, wholesale IP, and SONET solutions.
•	Enterprise Networks, including private lines, dedicated Internet and cloud-based computing and storage products.
•	Colocation, including provision of colocation space and power and interconnection offerings.
•	Allstream, including Cloud VoIP and Data Solutions.
•	Other offerings, including Zayo Professional Services.

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

The Company is requesting that the PLR address whether the Company’s revenues from dark and lit fiber satisfy applicable REIT income tests, and the Company’s ultimate decision to convert to a REIT may depend upon a favorable ruling from the IRS on this topic. The Company submitted a PLR request to the IRS in July 2018, but the IRS may not provide a response until 2019 or later or may not respond at all.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for the fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

results for any future interim period or the full year. Unless otherwise noted, dollar amounts and disclosures throughout the Notes to the condensed consolidated financial statements are presented in millions of dollars.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2019 as “Fiscal 2019” and the fiscal year ended June 30, 2018 as “Fiscal 2018.”

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

Significant Accounting Policies

On July 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. See “Recently Adopted Accounting Pronouncements” and Note 13 – Revenue and Contract Costs for additional disclosure on our adoption of ASC 606 and its impact on the condensed consolidated financial statements.

There have been no other changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K/A for the year ended June 30, 2018.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify the income tax effects resulting from tax bill, H.R.1, from accumulated other comprehensive income to retained earnings. The standard also requires certain new disclosures regardless of the election. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal year ending June 30, 2020 “Fiscal 2020” for the Company), with early adoption permitted. The Company does not expect ASU 2018-02 to have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASU 2014-09). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company). Early adoption is permitted. The standard will require application of the new guidance at the beginning of the earliest comparative period presented using a modified retrospective transition, and provides for certain practical expedients. The Company established a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Although it is still assessing the impact of this standard, the Company expects the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt ASU 2016-02.

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of operations as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of operations to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and interim periods within those fiscal years, and must be applied on a retrospective basis. The adoption did not result in a material impact to the condensed consolidated financial statements for either of the three months ended September 30, 2018 or 2017 and retrospective application was applied.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The new standard requires a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (Fiscal 2019 for the Company). The retrospective adoption of this accounting standard did not have a material impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments. The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017 (Fiscal 2019 for the Company). The retrospective adoption of this accounting standard did not have a material impact on its condensed consolidated financial statements.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The standard does not impact the manner in which the Company accounts for revenue arrangements accounted for as leases. Effective July 1, 2018, the Company adopted the requirements of ASC 606 and used the full retrospective transition method. The full retrospective transition method requires the Company to restate each prior reporting period presented. The Company has implemented internal controls and system functionality to enable the preparation of financial information in accordance with ASC 606.

The adoption of ASC 606 has an impact on the manner in which the Company recognizes revenue associated with dark fiber sales that include the transfer of title to certain network assets, which prior to ASC 606 was considered a sale of real estate or integral equipment.  Under previous GAAP, the Company deferred the recognition of revenue on the sale of network infrastructure assets that were considered to be integral equipment if the Company had a substantial continuing involvement in the transferred asset.  The consideration received in this type of arrangement had historically been amortized to revenue ratably over the period in which the Company had a substantial continuing involvement in the transferred asset.  Under ASC 606 the asset transferred in this type of arrangement is derecognized from the balance sheet and the amount of the transaction price attributable to the asset being sold is recognized upon customer acceptance.  This change had an impact of (decreasing)/increasing the revenue previously reported by the Company during the years ended June 30, 2018 and 2017 by ($1.5) million and $20.5 million, respectively. The full retrospective adoption of ASC 606 also resulted in increasing the previously reported operating costs during the year ended June 30, 2017 by $18.8 million, which represents the net book value of assets transferred to customers in these types of arrangements during Fiscal 2017.

The assets transferred in these real estate sales had historically been included in property and equipment, net on the Company’s balance sheet.  Upon the adoption of ASC 606, the net book value of these assets of $19.6 million was removed from the Company’s condensed consolidated balance sheet. The Company also derecognized from its June 30, 2018 balance sheet $1.5 million and $20.5 million in related deferred revenue, current and non-current, respectively, which represented the unamortized consideration received on these arrangements.

An additional impact from the adoption of ASC 606 is the accounting for the incremental costs of acquiring new service contracts, including certain compensation expense with internal sales representatives. Under ASC 606, the Company capitalizes these incremental costs of obtaining customer contracts and amortizes the expense over the relevant contract term. In addition, the Company will assess its deferred contract cost asset for impairment on a periodic basis. Prior to the adoption of ASC 606, compensation paid to internal sales representatives for obtaining new service contracts was expensed as incurred. The impact of the retrospective adoption of ASC 606 resulted in an increase to selling, general and administrative expenses as previously reported by the Company during the years ended June 30, 2018 and 2017 by $1.1 million and $0.2 million, respectively.  Additionally, the Company recorded an increase to the previously reported other current assets and other assets on the consolidated balance sheet as of June 30, 2018 of $7.1 million and $5.6 million, respectively, to reflect the deferred cost of acquiring service contracts that will be recognized in future periods over the relevant contract term.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The table below presents the impact the full retrospective adoption of ASC 606 had on the Company’s condensed statement of operations for the years ended June 30, 2018 and 2017 and each of the quarters of Fiscal 2018:

	Fiscal Year ended		Quarter Ended (unaudited)
	June 30, 2018	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
	(in millions)
Revenue	$(1.5)	$20.5	$(0.4)	$(0.4)	$(0.4)	$(0.3)
Operating costs	—	18.8	—	—	—	—
Selling, general and administrative expenses	1.1	0.2	(0.2)	0.6	(0.3)	1.0
Depreciation and amortization	(0.9)	(0.7)	(0.3)	(0.3)	(0.2)	(0.1)
Provision for income taxes	(2.7)	0.8	—	(2.5)	—	(0.2)
Net income	1.0	1.4	0.1	1.8	0.1	(1.0)

The table below presents the impact the full retrospective adoption of ASC 606 had on the Company’s consolidated balance sheet for the year ended June 30, 2018:

	As of June 30, 2018
	As Previously Reported	Effect of Adoption	As Adjusted
	(in millions)
Assets
Other current assets	$22.6	$7.1	$29.7
Property and equipment, net	$5,447.2	$(19.6)	$5,427.6
Other assets	$170.0	$5.6	$175.6

Liabilities
Deferred revenue, current	$164.4	$(1.5)	$162.9
Deferred revenue, non-current	$1,096.8	$(20.5)	$1,076.3
Deferred income taxes, net	$143.2	$3.9	$147.1

Stockholders' equity
Accumulated deficit	$(377.2)	$11.2	$(366.0)

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

The Company’s computation of diluted income per share for the three months ended September 30, 2018 and 2017 included an adjustment of 1.4 million and 1.5 million shares, respectively, to the basic weighted-average shares to account for the dilutive effect of the Part A and Part B restricted stock units and related issuance of common shares upon vesting (see Note 9 – Stock-based Compensation) (calculated using the treasury method).

(3) ACQUISITIONS AND DISPOSITIONS

Since inception through September 30, 2018, the Company has consummated 45 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2018

Neutral Path Communications

On April 17, 2018, the Company acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. The purchase price is subject to net working capital and certain post-closing adjustments. As of September 30, 2018, $4.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes. Neutral Path is a long haul infrastructure provider, providing access to a fiber network section in the Midwest. The transaction added owned plus additional leased route miles to the Company’s extensive North American network, including a unique high-count fiber route from Minneapolis to Omaha.

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

Spread Networks

On February 28, 2018, the Company acquired Spread Networks, LLC (“Spread Networks”), a privately owned telecommunications provider that owns and offers access to a high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. As of September 30, 2018, $0.6 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and debt and was considered an asset purchase for U.S. federal income tax purposes. Additional connectivity of the route will be enabled by Zayo’s existing network.

Optic Zoo Networks

On January 18, 2018, the Company acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver, BC. As of September 30, 2018, CAD $3.2 million (or $2.5 million) of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

Acquisition Method Accounting Estimates

The Company initially recognizes the assets and liabilities acquired from the aforementioned acquisitions based on its preliminary estimates of their acquisition date fair values. As additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is no longer than a one year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As of September 30, 2018, for the Optic Zoo Networks, Spread Networks, McLean Data Center and Neutral Path acquisitions, the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company has not completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of certain working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment and resulting deferred taxes. For the Spread Networks acquisition, the items with the highest likelihood of change are working capital related accounts, property and equipment and goodwill. All information presented with respect to certain working capital and non-working capital acquired assets and liabilities assumed as it relates to these acquisitions is preliminary and subject to revision pending the final fair value determination. As a result of integrated reporting, it is impracticable to determine the amount of revenue and net income associated with each acquisition recognized in the post-acquisition period.

The table below reflects the Company's estimates of the acquisition date fair values of the assets acquired and liabilities assumed from its Fiscal 2018 acquisitions:

	Neutral Path	McLean Data Center	Spread Networks	Optic Zoo Networks
Acquisition date	April 17, 2018	April 4, 2018	February 28, 2018	January 18, 2018
	(in millions)
Cash	$0.7	$9.2	$1.5	$1.4
Other current assets	0.2	—	4.2	0.4
Property and equipment	15.2	0.6	143.7	13.6
Intangibles	6.9	—	9.3	3.8
Goodwill	15.9	—	14.4	9.9
Deferred tax assets	1.5	—	7.1	—
Other assets	—	—	1.4	0.2
Total assets acquired	40.4	9.8	181.6	29.3
Current liabilities	0.6	1.6	2.6	0.6
Deferred revenue	5.8	—	27.2	1.2
Deferred tax liability, net	—	—	—	1.3
Other liabilities	—	8.2	19.8	—
Total liabilities assumed	6.4	9.8	49.6	3.1
Net assets acquired	34.0	—	132.0	26.2
Less cash acquired	(0.7)	(9.2)	(1.5)	(1.4)
Net consideration paid	$33.3	$(9.2)	$130.5	$24.8

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $0.7 million and $8.3 million for the three months ended September 30, 2018 and 2017, respectively. Transaction costs have been included in

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Scott-Rice Telephone Co.

On July 31, 2018, the Company completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of September 30, 2018, $3.2 million of purchase consideration was held in escrow.  The Company recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. The Company acquired SRT as part of its March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

SRT qualified as held-for-sale as of March 31, 2018 and was classified as held-for-sale in the Company’s June 30, 2018 balance sheet. The Company concluded that SRT was not a significant disposal group and did not represent a strategic shift, and therefore was not classified as discontinued operations. The following tables summarize the net assets and liabilities held for sale as of June 30, 2018:

June 30, 2018
(in millions)
Assets held for sale:
Property and equipment, net	$35.7
Goodwill	5.2
Other assets	0.9
Total assets held for sale	$41.8

Liabilities associated with assets held for sale:
Deferred tax liability, net	$5.1
Other liabilities	1.0
Total liabilities associated with assets held for sale	$6.1

(4) GOODWILL

The Company’s goodwill balance was $1,710.2 million and $1,719.1 million as of September 30, 2018 and June 30, 2018, respectively.

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

As of September 30, 2018, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Solutions (“Waves”), Zayo SONET Solutions (“SONET”), Zayo Ethernet Solutions (“Ethernet”),  Live Video, Wide Area Networks (“WANs”, formerly Enterprise Private and Connectivity), Zayo Cloud Solutions (“Cloud”), Zayo Colocation (“zColo”), CloudLink, Allstream, and Other (primarily Zayo Professional Services).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following reflects the changes in the carrying amount of goodwill during the three months ended September 30, 2018:

Product Group	As of June 30, 2018	Adjustments to Fiscal 2018 Acquisitions	Foreign Currency Translation and Other	As of September 30, 2018
	(in millions)
Fiber Solutions	$756.4	$(6.1)	$(0.9)	$749.4
Waves	194.8	(0.9)	(0.8)	193.1
Sonet	87.6	—	—	87.6
Ethernet	104.2	(0.2)	—	104.0
Live Video	3.3	—	—	3.3
WANs	179.3	—	0.1	179.4
zColo	260.1	—	(0.1)	260.0
Cloud	65.3	—	—	65.3
Cloudlink	13.5	—	—	13.5
Allstream	39.0	—	—	39.0
Other	15.6	—	—	15.6
Total	$1,719.1	$(7.2)	$(1.7)	$1,710.2

(5) INTANGIBLE ASSETS

Identifiable intangible assets as of September 30, 2018 and June 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
September 30, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,600.9	$(429.3)	$1,171.6
Underlying rights and other	3.4	(0.9)	2.5
Total	1,604.3	(430.2)	1,174.1
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.9	—	14.9
Total	$1,622.7	$(430.2)	$1,192.5
June 30, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,597.0	$(405.6)	$1,191.4
Underlying rights and other	2.7	(0.6)	2.1
Total	1,599.7	(406.2)	1,193.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	15.1	—	15.1
Total	$1,618.3	$(406.2)	$1,212.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) LONG-TERM DEBT

As of September 30, 2018 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	September 30, 2018	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$492.5	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Total obligations					5,741.8	5,743.1
Unamortized premium, net					11.6	11.6
Unamortized debt issuance costs					(57.1)	(59.6)
Carrying value of debt					5,696.3	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,691.3	$5,690.1

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021, which was subsequently revised to January 19, 2021 in Incremental Amendment No. 2 (as defined and discussed below). The terms of the Term Loan Facility require the Company to make quarterly principal payments of 25 basis points per quarter of the original loan amount (unless reduced by any prepayments), plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2019 or Fiscal 2018).

On January 15, 2016, ZGL and Zayo Capital entered into an Incremental Amendment (the “Amendment”) to the Credit Agreement. Under the terms of the Amendment, the portion of the Term Loan Facility due 2021 was increased by $400.0 million (the “Incremental Term Loan”). The additional amounts borrowed bear interest at LIBOR plus 3.5% with a minimum LIBOR rate of 1.0%. The $400.0 million add-on was priced at 99.0%. No other terms of the Credit Agreement were amended.  The Incremental Term Loan proceeds were used to fund the acquisition of Allstream, Inc. and Allstream Fiber U.S. Inc. and for general corporate purposes.

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

On January 19, 2017, ZGL and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Company’s Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence (January 19, 2021), which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (the “B-2 Term Loan” and along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, ZGL and Zayo Capital added a new $650.0 million term loan

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment, the full $2,500.0 million Term Loan Facility, including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was re-issued at a price of 99.75%.  No other material terms of the Credit Agreement with respect to the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan were amended. On April 10, 2017, $570.1 million of the B-2 Term Loan and the Electric Lightwave Incremental Term Loan was repaid from proceeds of issuance of senior unsecured notes as further discussed below. Additionally, in July 2017, $310.7 million of the B-2 Term Loan was repaid from the proceeds of issuance of senior unsecured notes as further discussed below.

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

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.4% and 4.3% September 30, 2018 and June 30, 2018, respectively. Interest rates on the Revolver as of September 30, 2018 and June 30, 2018 were approximately 4.0% and 3.8%, respectively.

As of September 30, 2018, no amounts were outstanding under the Revolver and $1,761.8 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.1 million as of September 30, 2018, leaving $441.9 million available under the Revolver.

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

5.75% Senior Unsecured Notes due 2027

On January 27, 2017, ZGL and Zayo Capital completed a private offering of $800.0 million aggregate principal amount of 5.75% senior unsecured notes due 2027 (the “January 2027 Notes”), which were issued at par. The net proceeds from the offering, along with the Electric Lightwave Incremental Term Loan discussed above, were used to fund the Electric Lightwave acquisition.

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

The Company was in compliance with all covenants associated with its debt agreements as of September 30, 2018.

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

The balance of debt issuance costs as of September 30, 2018 and June 30, 2018 was $57.1 million and $59.6 million, net of accumulated amortization of $57.0 million and $54.5 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within non-cash interest expense along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $2.5 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to  long-term debt, non-current.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three month periods ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,
	2018	2017
	(in millions)
Expected expense at the statutory rate	$8.9	$10.0
Increase/(decrease) due to:
Non-deductible stock-based compensation	1.1	1.5
State income taxes benefit, net of federal benefit	1.5	0.6
Transaction costs not deductible for tax purposes	0.3	0.1
Change in tax rates	(0.1)	—
Foreign tax rate differential	0.2	(2.2)
U.S. Tax Reform	7.6	—
Foreign entities with valuation allowance	(0.3)	(5.7)
Other, net	1.3	1.1
Provision for income taxes	$20.5	$5.4

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, previously known as the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). U.S. Tax Reform reduced the U.S. corporate tax rate from 35% to 21%, created a territorial tax system with a one-time mandatory repatriation tax on previously deferred foreign earnings, and changed business-related deductions and credits.

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

In accordance with SAB 118, the Company has recorded a provisional tax expense each quarter as follows:

	Through June 30, 2018:	Tax Expense recognized in the quarter	Through September 30, 2018:
	(in millions)
Change in statutory tax rate, U.S. only	$(13.6)	$6.2	$(7.4)
Changes to indefinite reinvestment assertion	0.8	—	0.8
Repatriation Tax	37.6	1.4	39.0
Net impacts of U.S. Tax Reform	$24.8	$7.6	$32.4

The Company continues to record provisional amounts during the measurement period. The Company has made significant progress in confiming the tax expense;  however, as many of the provisions of U.S. Tax Reform require a mid-year measurement, the Company continues to develop methods to address this requirement. Management is in the process of obtaining and evaluating further information related to the provisional amounts estimated for items including the mandatory repatriation amounts and impacts to deferred tax assets and liabilities. Management has made estimates as

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

it anticipates additional guidance and legislative action from the U.S. Federal and State governments in addition to interpretations and guidance from the SEC and FASB regarding the application of U.S. Tax Reform. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

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

The interim effective tax rate for the three months ended September 30, 2018 was negatively impacted by U.S. Tax Reform.

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

As of September 30, 2018 and June 30, 2018, the Company had $3.1 million and $3.0 million, respectively, recorded as a liability for uncertain tax positions. These amounts include accrued interest and penalties of $0.2 million and $0.1 million as of September 30, 2018 and June 30, 2018, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

(8) EQUITY

On May 7, 2018, our Board of Directors authorized the repurchase of up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. The authorization expires on November 7, 2018 and may be suspended or discontinued at any time. During the three months ended September 30, 2018, the Company repurchased 6,229 shares of its outstanding common stock at an average price of $34.00, or $0.2 million.

During the three months ended September 30, 2018, the Company recorded a $26.3 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 9 –Stock-based Compensation).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended September 30,
	2018	2017
	(in millions)
Included in:
Operating costs	$2.7	$3.2
Selling, general and administrative expenses	24.0	24.6
Total stock-based compensation expense	$26.7	$27.8

Part A restricted stock units	$23.3	$22.2
Part B restricted stock units	2.9	5.1
Part C restricted stock units	0.5	0.5
Total stock-based compensation expense	$26.7	$27.8

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

During the three months ended September 30, 2018 and 2017, the Company recognized $23.3 million and $22.2 million, respectively, of compensation expense associated with Part A awards. The September 2018 and June 2018 quarterly awards were recorded as liabilities totaling $5.2 million and $5.7 million, as of September 30, 2018 and June 30, 2018, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2018, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $31.0 million.

The following table summarizes the Company’s Part A RSU activity for the three months ended September 30, 2018:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2018	2,246,495	$35.08	6.4
Granted	763,558	34.48
Vested	(686,302)	34.70
Forfeited	(120,057)	n/a
Outstanding at September 30, 2018	2,203,694	$34.84	6.1

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

The following table summarizes the Company’s Part B RSU activity for the three months ended September 30, 2018:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2018	185,775	$57.19	8.9
Granted	58,418	64.41
Vested	—	—
Forfeited	—	n/a
Outstanding at September 30, 2018	244,193	$58.92	7.4

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

During the three months ended
September 30, 2018
Part B RSUs granted	58,418
Maximum eligible shares of the Company's common stock	403,084
Grant date fair value per Part B RSU	$64.41
Units converted to Company's common stock at vesting date	n/a

	During the three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Part B RSUs granted	78,123	77,218	82,556	163,960
Maximum eligible shares of the Company's common stock	539,049	532,804	569,636	590,256
Grant date fair value per Part B RSU	$74.44	$52.47	$45.10	$19.06
Units converted to Company's common stock at vesting date	n/a	n/a	n/a	54,671

During the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $2.9 million and $5.1 million, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $7.7 million at September 30, 2018.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three months ended September 30, 2018 and 2017, the Company’s independent directors were granted 14,137 and 15,686 Part C RSUs, respectively. During the three months ended September 30, 2018 and 2017, the Company recognized $0.5 million and $0.5 million of stock-based compensation expense associated with the Part C RSUs, respectively.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) EMPLOYEE BENEFITS

The service cost component of the defined benefit pension and post-retirement benefit (OPEB) plans is included within selling, general and administrative expenses and all other components are recognized in other income, net in the accompanying condensed consolidated statements of operations.  No comparative period figures were disclosed in the tables or notes below, as the amounts for employee benefits were not material for those periods.

Pension Plans
Three months ended September 30, 2018
( in millions)
Service cost	$0.8
Interest cost	0.9
Expected return on plan assets	(1.4)
Amortization of service cost from earlier periods	0.2
Gain on curtailment(1)	(0.4)
Net periodic pension benefit cost	$0.1

(1)

During the three months ended September 30, 2018, the Company approved an amendment to the defined benefit pension plan freezing benefit accruals for certain members of the pension plan as of September 30, 2018. The plan freeze had an immaterial impact to the financial statements for the period ended September 30, 2018.

OPEB Plans
Three months ended September 30, 2018
(in millions)
Interest cost	0.1
Net periodic pension benefit cost	$0.1

(11) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at September 30, 2018 and June 30, 2018 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,002.8 million and $4,003.4 million as of September 30, 2018 and June 30, 2018, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of September 30, 2018 and June 30, 2018 was estimated to be $4,051.0 million and $3,986.5 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,750.6 million and $1,751.3 million as of September 30, 2018 and June 30, 2018, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%).  Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of September 30, 2018 and June 30, 2018 was estimated to be $1,769.4 million and $1,772.3 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets. A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $17.6 million.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2018 and June 30, 2018, there was no balance outstanding under the Company's Revolver.

(12) COMMITMENTS AND CONTINGENCIES

Obligations for Expenditures

As of September 30, 2018, the Company was contractually committed for $625.6 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these obligations are expected to be satisfied in the next twelve months. These obligations are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

During the three months ended September 30, 2018, the Company entered into a $40.0 million commitment for telecommunications services over a three year period.

Outstanding Letters of Credit

As of September 30, 2018, the Company had $8.1 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of September 30, 2018, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.7 million) in letters of credit under a CAD $5.0 million (or $3.9 million) unsecured credit agreement.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

(13) REVENUE AND CONTRACT COSTS

The Company earns revenues from contracts with customers, primarily through the provision of telecommunications and other related offerings. Revenues from leasing arrangements, such as those from dark fiber contracts and colocation facility rental agreements, are not accounted for under ASC 606. Other revenues are accounted for under ASC 606, which the Company adopted on July 1, 2018, using the full retrospective transition method.

The Company recognizes revenues derived from leasing access to the Company’s fiber optic telecommunications infrastructure and colocation offerings when the offering has been provided and there is persuasive evidence of an arrangement, the fee is fixed or determinable, customer acceptance has been obtained with relevant contract terms, and collection of the receivable is reasonably assured. Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue.

Most revenue is billed in advance on a fixed-rate basis and the remainder is billed in arrears on a transactional basis determined by customer usage. The Company often bills customers for upfront charges, which are non-refundable. These charges relate to activation fees, installation charges or prepayments for future access or offerings and are influenced by various business factors including how the Company and customer agree to structure the payment terms.  These upfront charges are assessed to determine if they represent separate performance obligations or to determine if they provide the customer with a material right (such as discounted pricing on renewals or future orders).  A majority of the Company’s upfront payments from customers do not relate to a separate performance obligation, do not provide the customer with a material right and are recognized to revenue ratably over the underlying contract term.  Upfront payments that give the customer a right to renew a product offering at a discounted rate are amortized over the period the Company expects to provide the underlying offering.

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

Nature of the Company’s Products and Offerings

The Company operates and manages the business in six reportable segments. Revenue is disaggregated by products and offerings, which the Company views as the relevant categorization of revenues for the Company’s businesses. See Note 15 – Segment Reporting, for additional information on the nature of the Company’s Products and Offerings by segment.

The Company’s Fiber Solutions and zColo segments have contract terms that are accounted for as leases and are further described below.

Fiber Solutions arrangements are generally fixed rate contracts and can be payable upfront, on a monthly recurring basis or a combination of both. Monthly recurring payment structures in this segment generally include annual inflationary pricing escalators.  A majority of the revenue earned from the Fiber Solutions segment is not accounted for under ASC 606 as the contract terms are accounted for as lease arrangements.  The Company recognizes revenue associated with its dark fiber leases on a straight-line basis from the customer acceptance date through the lease term.

The Fiber Solutions segment may provide telecommunications construction solutions or perform variable non-routine maintenance activities that are billable to its customers.  These types of solutions are accounted for under ASC 606 and are recognized as the service is performed.   Revenue recognized from these non-lease arrangements during the three months ended September 30, 2018 and 2017 was $5.2 million and $4.5 million, respectively.

The Company’s contract terms for the zColo segment includes terms that may be fixed or variable. The Company’s zColo revenue contracts generally include multiple performance obligations including space and infrastructure, which is considered a lease component, and power and remote hand component, which are considered to be separate components of the zColo revenue arrangement. The transaction price in contracts that include multiple performance obligations is allocated to each performance obligation based on the Company’s standalone selling price for each component when such offerings are sold separately. In instances where the Company does not sell the product or offering separately, the Company estimates the standalone selling prices based on observable inputs as well as various market conditions.  The Company estimates the standalone selling price to be the price of the offerings when sold on a standalone basis without any promotional discounts.

The Company recognizes revenue on space and infrastructure leases on a straight-line basis over the customer lease term.  The Company’s customer leases often include customary renewal terms; however, the Company does not include any extension options in a customer’s lease term for lease classification purposes or recognizing rental revenue unless it is reasonably certain that the customer will exercise the extension renewal option. The excess of zColo lease revenue recognized in excess of lease payments received is recorded within the other assets on the Company’s condensed consolidated balance sheets.

Customer power arrangements are coterminous with the respective customer lease and may be billed at fixed or variable rates.  The Company recognizes revenue on its fixed rate power contracts as the arrangements are rendered, as the customer simultaneously receives and consumes the benefit of the arrangements provided.  Variable contracts are invoiced based on usage and are billed in arrears and recognized as the usage occurs.  Revenue is recognized on remote

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hand services as the services are provided. Revenue recognized by the zColo segment from these non-lease arrangements during the three months ended September 30, 2018 and 2017 was $14.5 million and $14.1 million, respectively.

Contracts in the Company’s zColo segment do not include significant financing components.

The Company’s contract terms for Transport, Enterprise Networks, Allstream and Other segments include terms that may be fixed or variable.  The Company recognizes revenue on its fixed rate contracts as the product offerings are rendered, as the customer simultaneously receives and consumes the benefit of the products provided. Variable contracts are invoiced based on usage and are billed in arrears and recognized as the usage occurs. These contracts do not include significant financing components and generally include a single performance obligation. The transaction price in contracts that include multiple performance obligations is allocated to each performance obligation based on the Company’s standalone selling price for each product offering.  The Company estimates the standalone selling price to be the price of the offering when sold on a standalone basis without any promotional discounts.

The Company may provide performance-based credits associated with the solution it offers, which are accounted for as variable consideration when estimating the transaction price. Credits are estimated at contract inception and are updated at the end of each reporting period as additional information becomes available.  The assessment of this variable consideration involves judgment and impacts the Company’s determination of transaction price and related disclosures.

Remaining Performance Obligation Associated with Non-Lease Arrangements

A majority of the Company’s revenue is provided over a contract term. When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price relates to performance obligations that are yet to be satisfied or are partially satisfied as of the end of the reporting period.

In determining the transaction price allocated to remaining performance obligations, the Company does not include non-recurring charges and estimates for usage.

Remaining performance obligations associated with the Company’s contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments.

The table below reflects an estimate of the remaining transaction price of fixed fee, non-lease revenue arrangements to be recognized in the future periods presented. The table below does not include estimated amounts to be recognized in future periods associated with variable usage-based consideration.

	Nine months ended	Year ended June 30,
	June 30, 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Reportable Segment
Fiber Solutions	$8.8	$1.1	$0.3	$—	$—	$—	$10.2
Transport	313.5	236.3	112.6	36.8	16.5	20.6	736.3
Enterprise Networks	180.3	133.1	58.8	14.9	5.0	0.7	392.8
zColo	25.6	20.3	10.4	5.1	2.8	3.9	68.1
Allstream	115.4	49.6	14.6	2.5	0.6	0.1	182.8
Total	$643.6	$440.4	$196.7	$59.3	$24.9	$25.3	$1,390.2

Contract Assets and Liabilities

The timing of revenue recognition may differ from the time of billing to the Company’s customers. Customer receivables represent an unconditional right to consideration net of an estimated allowance for doubtful accounts. Contract balances represent amounts from an arrangement when either the Company has performed, by transferring a

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

solution to the customer in advance of receiving all or partial consideration for such goods and offerings from the customer, or the customer has made payment to the Company in advance of obtaining control of the goods and/or offerings promised to the customer in the contract.

Contract liabilities arise when the Company bills its customers and receives consideration in advance of providing the goods or offerings promised in the contract. Contract liabilities are recognized as revenue when product offerings are provided to the customer.  Contract liabilities are presented in the Company’s condensed consolidated balance sheet as deferred revenue.

The following table presents information about the Company’s customer receivables, contract assets and contract liabilities as of September 30, 2018 and June 30, 2018:

	September 30, 2018	June 30, 2018
	(in millions)
Customer receivable, net(1)	$160.0	$164.0
Contract liabilities(1)	$64.0	$68.9

(1) - Amounts do not include balances associated with lease revenue from the Company’s Fiber Solutions and zColo segments.

During the three months ended September 30, 2018 and 2017, the Company recognized $5.4 million and $5.6 million of revenue that was included in contract liabilities as of  June 30, 2018 and June 30, 2017, respectively.

Contract Costs

The Company recognizes an asset for incremental commission and bonus expenses paid to internal sales personnel and third party agents in conjunction with obtaining certain customer contracts. These costs are only deferred when the commissions are incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably within selling, general and administrative expenses on the Company’s condensed consolidated statements of operations over the estimated contract term.

The Company also defers costs incurred to fulfill contracts that relate directly to the contract, are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract and are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of service as the Company satisfies its performance obligations. These costs principally relate to direct costs associated with activating new customer solutions.

The Company estimates the amortization period for its costs incurred to obtain and fulfill customer contracts at a portfolio level due to the similarities within its customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

As of September 30, 2018 and June 30, 2018, the Company had $6.6 million and $7.1 million, respectively, of short-term unamortized contract costs included in other current assets and $4.9 million and $5.6 million, respectively, of long term unamortized contact contract costs included in other assets on its condensed consolidated balance sheets. During the three months ended September 30, 2018 and 2017, respectively, the Company recorded $2.1 million and $2.2 million in selling, general and administrative expenses associated with the amortization of deferred contract costs.  The amortization period for these contract costs ranges from 12 to 57 months.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14) RELATED-PARTY TRANSACTIONS

In May 2016, Communication Infrastructure Investments, LLC sold Onvoy, LLC and its subsidiaries (“OVS”), a company that provided voice and managed offerings that the Company spun off during the year ended June 30, 2014, to an entity that had a material ownership interest in the Company during Fiscal 2018 and that shares a board member with the Company. As of June 30, 2018, the entity that owns  Inteliquent, Inc., successor by merger to OVS (“Inteliquent”), no longer has an ownership interest in the Company and is no longer considered a related party.

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the prior period:

Three Months Ended September 30,
2017
(in millions)
Revenues	$1.9
Operating costs	$0.6

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. In each of the three months ended September 30, 2018 and 2017, the Company reimbursed Mr. Caruso $0.1 million for his business use of the aircraft.

(15) SEGMENT REPORTING

The Company uses the management approach to determine the segment financial information that should be disaggregated and presented separately in the Company's notes to its condensed consolidated financial statements. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance.

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

During Fiscal 2018, with the continued increase in its scope and scale, the Company’s chief operating decision maker ("CODM"), who is the Company’s Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The changes in structure had the impact of creating two new SPGs and re-aligning an existing SPG among the Company’s reportable segments. The changes in structure also resulted in changes in how the Company measures the relative burden each segment bears of indirect and corporate related costs.

Effective April 1, 2018 the Company’s Ethernet SPG, previously reported under the Enterprise Networks segment, is now reported under the Company’s Transport segment. Additionally, certain activities and operations of the legacy Waves, WAN, and Ethernet SPGs were combined to form a new SPG, CloudLink. These changes to the existing

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

reportable segments (the “Realignment”) have been recast for all prior period financial and operating metrics presented in this Quarterly Report on Form 10-Q for comparability, such as;

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

Transport.  The Transport segment provides access to lit bandwidth infrastructure solutions over metro, regional, and long-haul fiber network sections. The segment uses customer-accessed optronics to light the fiber, and the Company’s customers pay for access based on the amount and type of bandwidth they require. The offerings within this segment include Wavelengths, Ethernet, SONET, and wholesale IP offerings. The Company targets customers who require a minimum of 10G of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Enterprise Networks. The Enterprise Networks segment provides connectivity and telecommunications solutions to medium and large enterprises. The offerings within this segment include Internet, wide area networking products, managed products and cloud based computing and storage offerings. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.  The contract terms in the Enterprise Networks segment tend to range from one to ten years.

Zayo Colocation (“zColo”).    The Colocation segment provides data center infrastructure solutions to a broad range of enterprise, carrier, cloud, and content customers. The offerings within this segment include the provision of colocation space, power and interconnection offerings in North America and Western Europe. Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. The Company’s data centers also support a large component of networking components for the purpose of aggregating and accommodating customers’ data, voice, Internet, and video traffic. The contract terms in this segment tend to range from two to five years.

Allstream.  The Allstream segment provides Cloud VoIP and Data Solutions. This includes a full range of local voice offerings allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Allstream also provides customers with comprehensive telecommunications services, including Ethernet, and IP/MPLS VPN Solutions.

Other.  The Other segment is primarily comprised of Zayo Professional Services (“ZPS”). ZPS provides network and technical resources to customers who wish to leverage the Company’s expertise in designing, acquiring and maintaining network sections. The contract terms typically run for one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication equipment sales.

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

In connection with the Company’s acquisition of Electric Lightwave Parent, Inc., the Company acquired certain customer contracts that included the bundled provision of VoIP and data connectivity solutions.  This bundled package was historically managed and reported as revenue by the Enterprise Networks segment.  Subsequent to June 30, 2018, operational changes were made which resulted in the management of these bundled contracts to be provided by the Allstream segment and as such a portion of the revenue associated with these contracts will now be reported as revenue of the Allstream segment. The Enterprise Networks segment continues to own the infrastructure and equipment that supports these contracts and as such the segments entered into an intercompany agreement for the continued use of these assets, which will result in the recognition of intercompany revenue at the Enterprise Networks segment. Management determined it was impracticable to retrospectively present the impacts of this change to historical periods.  This change increased Allstream’s Segment Adjusted EBITDA by $0.7 million and decreased Enterprise’s Segment Adjusted EBITDA by $0.7 million for the three months ended September 30, 2018.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is the primary measure used by the Company’s CODM to evaluate segment operating performance.

The Company defines Segment Adjusted EBITDA as earnings/(loss) from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, gains/(losses) on business dispositions and non-cash income/(loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting of future periods. The Company believes that the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

	As of and for the three months ended September 30, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$220.9	$168.4	$82.6	$59.0	$105.0	$5.2	$—	$641.1
Segment Adjusted EBITDA	178.4	57.1	34.0	28.0	20.8	1.1	—	319.4
Total assets	4,991.0	1,878.0	755.9	1,038.4	427.3	32.4	191.9	9,314.9
Capital expenditures	99.1	40.4	13.2	25.2	4.6	—	—	182.5

	As of and for the three months ended September 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$198.4	$168.0	$85.4	$58.4	$127.7	$5.2	$—	$643.1
Segment Adjusted EBITDA	159.7	60.3	33.4	28.6	33.2	1.3	(0.1)	316.4
Capital expenditures	107.3	44.3	10.4	27.9	3.5	—	—	193.4

	As of June 30, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$4,937.3	1,870.9	754.6	1,032.4	465.5	33.4	115.8	9,209.9

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the three months ended September 30,
	2018	2017
	(in millions)
Total Segment Adjusted EBITDA	$319.4	$316.4
Interest expense	(82.2)	(73.6)
Depreciation and amortization expense	(167.8)	(183.8)
Transaction costs	(0.7)	(8.3)
Stock-based compensation	(26.7)	(27.8)
Loss on extinguishment of debt	—	(4.9)
Foreign currency (loss)/gain on intercompany loans	(4.6)	10.8
Gain on business disposition	5.5	—
Non-cash loss on investments	(0.3)	(0.1)
Income from operations before income taxes	$42.6	$28.7

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(16) SUBSEQUENT EVENTS

Share Repurchases and Revolving Credit Facility Borrowings

Under the Company’s outstanding share repurchase authorization (see Note 8  – Equity), the Company repurchased 12,966,527 shares of its outstanding common stock from October 1, 2018 through November 6, 2018 at an average price of $31.02, or $402.3 million, which results in $4.0 million remaining under the $500 million share repurchase authorization. The share repurchases were partially funded by an aggregate amount of $200.0  million of borrowings under the Revolver during October and November resulting in $241.9 million in availability under the  Revolver. See Note 6 –  Long-term debt for information on the Revolver.

Announcement of Plans to Separate into Two Public Companies

On November 7, 2018, the Company announced its plans to separate into two public companies, one focused on communications infrastructure (“InfraCo”) and one on enterprise services (“EnterpriseCo”). InfraCo will be comprised of the current Fiber Solutions and zColo business segments, along with the Wavelength and IP Transit businesses of the  current Transport segment.  EnterpriseCo will be comprised of the current Enterprise Networks and Allstream segments, along with the SONET and Ethernet businesses of the current Transport segment.  The transaction is expected to be consummated via a pro rata taxable spin-off of EnterpriseCo and is expected to be completed in late 2019.  Consummation of the transaction is subject to regulatory approval and approval by the Company’s Board of Directors.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group Holdings, Inc. (the “Company,” “we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, and potential organizational strategies that we may opt to pursue in the future. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 24, 2018 (as amended by the Form 10-K/A filed with the SEC on September 20, 2018, our “Annual Report”) and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report and in our audited annual consolidated financial statements as of and for the year ended June 30, 2018, included in our Annual Report.

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

On November 7, 2018, we announced our plans to separate into two public companies, one focused on communications infrastructure (“InfraCo”) and one on enterprise services (“EnterpriseCo”). InfraCo will be comprised of the current Fiber Solutions and zColo business segments, along with the Wavelength and IP Transit businesses of the current Transport segment.  EnterpriseCo will be comprised of the current Enterprise Networks and Allstream segments, along with the SONET and Ethernet businesses of the current Transport segment.  The transaction is expected to be consummated via a pro rata taxable spin-off of EnterpriseCo and is expected to be completed in late 2019.  Consummation of the transaction is subject to regulatory approval and approval by our Board of Directors.

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

Our fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2019 as “Fiscal 2019” and the fiscal year ended June 30, 2018 as “Fiscal 2018.”

Reportable Segments and our Strategic Product Groups

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. With the continued increase in our scope and scale, effective April 1, 2018, our chief operating decision maker ("CODM"), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The change in structure had the impact of re-aligning our existing Strategic Product Groups (“SPGs”) within our existing segments. The changes in structure also resulted in changes in how the Company measures the relative burden each segment bears of indirect and corporate related costs, and in adjustments to intercompany pricing that more closely align to third party pricing on the products and offerings which are exchanged between our SPGs. See Note 15 – Segment Reporting, in our condensed consolidated financial statements for further description of the changes. Where practicable, changes to all prior period financial and operational metrics have been recasted in our quarterly report for comparability. We have six reportable segments as described below:

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

Enterprise Networks. The Enterprise Networks segment provides connectivity and lit bandwidth telecommunication solutions to medium and large enterprises. Our offerings within this segment include Internet, wide area networking products, managed products and cloud-based computing and storage offerings. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments.  The contract terms in the Enterprise Networks segment tend to range from one to ten years.

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

Allstream. The Allstream segment provides Cloud VoIP and Data Solutions. This includes a full range of local voice offerings allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Unified Communications is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and e-mail.  Allstream also provides customers with comprehensive telecommunications services including Ethernet and IP/MPLS VPN Solutions.

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

Evaluation and Preparation for Potential REIT Conversion

On May 3, 2018, we announced that we completed the first phase of our investigation on the advisability and feasibility of a conversion to a REIT. We have begun the next phase of our evaluation and preparation for a potential conversion to a REIT. As part of these efforts, we have begun a direct dialogue with the U.S. Internal Revenue Service (“IRS”) in an effort to obtain clarity and support for our position, and we are seeking a private letter ruling (“PLR”) from the IRS. Also, we have begun to execute the organizational changes that are required to operate as a REIT, including the realignment of our business segments to clearly delineate the leasing of network assets from ancillary services and, in particular, the separation and potential divestiture or deconsolidation of our Allstream business segment. These organizational changes do not result in any changes to our reportable segments.

If, following our current phase of evaluation and preparation, we decide to convert to a REIT and are successful in qualifying for taxation as a REIT, we will generally be permitted to deduct from federal income taxes the dividends that we pay to our stockholders. The income represented by such dividends would not be subject to federal income taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries (each, a “TRS”), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through entities that are disregarded from us for U.S. federal income tax purposes. Also, we will be subject to a separate corporate income tax on any gains recognized during a specified period (generally 5 years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT.

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

The current phase of our evaluation and preparation currently includes seeking a PLR from the IRS. We are requesting that the PLR address whether our revenues from dark and lit fiber satisfy applicable REIT income tests, and our ultimate decision to convert to a REIT may depend upon a favorable ruling from the IRS on this topic. We submitted the PLR request to the IRS in July 2018, but the IRS may not provide a response until 2019 or later or may not respond at all.

At this stage of our evaluation and preparation for a potential conversion to a REIT, we cannot accurately estimate the costs required to support any potential conversion, but we anticipate that our costs would include various administrative costs in addition to certain related tax liabilities.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 45 acquisitions through September 30, 2018.

As a result of the growth of our business from these acquisitions and the capital expenditures and increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Neutral Path Communications

On April 17, 2018, we acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. The purchase price is subject to net working capital and certain post-closing adjustments. As of September 30, 2018, $4.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes.

Neutral Path is a long haul infrastructure provider, providing access to a fiber network section in the Midwest. The transaction added 452 owned route miles, plus additional leased route miles, to our extensive North American network, including a unique high-count fiber route from Minneapolis to Omaha. The fiber footprint augments our network with three owned diverse fiber routes out of Minneapolis, Chicago and Omaha.

The results of the acquired Neutral Path business are included in our operating results beginning April 17, 2018.

McLean Data Center

On April 4, 2018, we acquired McLean Data Center, a privately owned data center for an insignificant amount.  The acquisition was considered an asset purchase for U.S. federal income tax purposes and a business combination for accounting purposes. The Company assumed an operating lease obligation and certain assets, such as cash, structural components, equipment and customer contracts equipment and customer contracts.

Spread Networks

On February 28, 2018, we acquired Spread Networks, LLC (“Spread Networks”), a privately-owned telecommunications provider that owns and offers access to a 825-mile, high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. As of September 30, 2018, $0.6 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes.

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

Optic Zoo Networks

On January 18, 2018, we acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. As of September 30, 2018, CAD $3.2 million (or $2.5 million), of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

The transaction strengthens Zayo’s position in Vancouver and Western Canada, adding 103 route miles and more than 100 on-net buildings to Zayo’s Vancouver footprint.

The results of the acquired Optic Zoo Networks business are included in our operating results beginning January 18, 2018.

Disposition

Scott-Rice Telephone Co.

On July 31, 2018, we completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of September 30, 2018, $3.2 million of purchase consideration was held in escrow.  We recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. We acquired SRT as part of our March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the

Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

Substantial Indebtedness

As of September 30, 2018 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	September 30, 2018	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$492.5	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Total obligations					5,741.8	5,743.1
Unamortized premium, net					11.6	11.6
Unamortized debt issuance costs					(57.1)	(59.6)
Carrying value of debt					5,696.3	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,691.3	$5,690.1

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 4.4% and 4.3% at September 30, 2018 and June 30, 2018, respectively. Interest rates on the Company’s senior secured revolving credit facility (“the Revolver”) as of September 30, 2018 and June 30, 2018 were approximately 4.0% and 3.8%, respectively. As of September 30, 2018, no amounts were outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.1 million as of September 30, 2018, leaving $441.9 million available under the Revolver, subject to certain conditions.

Substantial Capital Expenditures

During the three months ended September 30, 2018 and 2017, we invested $182.5 million and $193.4 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2018.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense and severance expense incurred that are associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. Transaction costs are included in “selling, general and administrative expenses” in our condensed consolidated statements of operations.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

	For the three months ended September 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$220.9	$198.4	$22.5	11%
Transport	168.4	168.0	0.4	*
Enterprise Networks	82.6	85.4	(2.8)	(3)%
zColo	59.0	58.4	0.6	1%
Allstream	105.0	127.7	(22.7)	(18)%
Other	5.2	5.2	—	—%
Consolidated	$641.1	$643.1	$(2.0)	*

* not meaningful

Our total revenue decreased by $2.0 million to $641.1 million for the three months ended September 30, 2018 from $643.1 million for the three months ended September 30, 2018.

We estimate that the period-over-period pro-forma organic revenue decline was approximately 1.5%. Our pro-forma revenue decline was primarily driven by a decrease in net installs over the course of both periods as a result of the demand for bandwidth infrastructure access broadly across our network territory and our customer verticals partially offset by changes in exchange rates. The average exchange rate of the GBP against the USD weakened by 0.5%, the average exchange rate of the Euro against the USD weakened by 1%, and the average exchange rate of the CAD against the USD weakened by 4% during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Normalizing our estimated pro-forma organic revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that pro-forma revenue would have been negatively impacted by fluctuations in foreign currency rates between the three months ended September 30, 2018 and September 30, 2017 by $4.6 million resulting in a period-over-period pro-forma organic revenue decline of $5.0 million, or approximately 0.8%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended September 30, 2018 and 2017 decreased period-over-period to $7.3 million from $7.6 million, excluding Allstream. The total contract value associated with bookings for the three months ended September 30, 2018 was approximately $452.0 million, excluding Allstream.
•	During the three months ended September 30, 2018 and 2017, we recognized net installs of $1.0 million and $1.2 million, respectively, excluding Allstream.
•	Monthly churn percentage remained consistent between the two periods at 1.2%, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $22.5 million, or 11%, to $220.9 million for the three months ended September 30, 2018 from $198.4 million for the three months ended September 30, 2017. The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $0.4 million to $168.4 million for the three months ended September 30, 2018 from $168.0 million for the three months ended September 30, 2017. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment decreased by $2.8 million, or 3%, to $82.6 million for the three months ended September 30, 2018 from $85.4 million for the three months ended September 30, 2017. The decrease was due to the timing of net installs and foreign currency movements.

zColo.   Revenue from our zColo segment increased by $0.6 million, or 1%, to $59.0 million for the three months ended September 30, 2018 from $58.4 million for the three months ended September 30, 2017. The increase was a result of both organic and acquisition related growth.

Allstream.   Revenue from our Allstream segment decreased by $22.7 million, or 18%, to $105.0 million for the three months ended September 30, 2018 from $127.7 million for the three months ended September 30, 2017. The decrease was due to increased churn.

Other.   Revenue from our Other segment remained consistent at $5.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The Other segment represented less than 1% of our total revenue during the three months ended September 30, 2018.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended September 30,
	2018		2017
	(in millions)
Monthly recurring revenue(1)	$578.7	90%	$585.4	91%
Amortization of deferred revenue	37.0	6%	32.4	5%
Usage revenue	16.6	3%	19.5	3%
Other revenue(1)	8.8	1%	5.8	1%
Total Revenue	$641.1	100%	$643.1	100%
(1)	Prior period amounts were reclassified for comparability with the Fiscal 2019 presentation.

Operating Costs and Expenses

	For the three months ended September 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$125.9	$148.4	$(22.5)	(15)%
Transport	158.9	159.8	(0.9)	(1)%
Enterprise Networks	64.8	68.3	(3.5)	(5)%
zColo	60.7	56.6	4.1	7%
Allstream	103.2	109.9	(6.7)	(6)%
Other	4.8	4.6	0.2	4%
Consolidated	$518.3	$547.6	$(29.3)	(5)%

Our operating costs decreased by $29.3 million, or 5%, to $518.3 million for the three months ended September 30, 2018 from $547.6 million for the three months ended September 30, 2017. The decrease in consolidated operating costs was primarily due to decreases in depreciation and amortization of $16.0 million, $8.8 million in Netex, $7.6 million in transaction costs, $1.1 million in compensation and benefits expenses and $1.1 million in stock-based compensation, somewhat offset by increases of $3.4 million in Netops and $1.9 million in other expenses.

Fiber Solutions.    Fiber Solutions operating costs decreased by $22.5 million, or 15%, to $125.9 million for the three months ended September 30, 2018 from $148.4 million for the three months ended September 30, 2017. The decrease in operating costs and expenses was primarily a result of decreases of $23.2 million in depreciation and amortization as a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years and $2.3 million in transaction costs, partially offset by an increase of $3.0 million in Netex and Netops costs.

Transport.    Transport operating costs decreased by $0.9 million, or 1%, to $158.9 million for the three months ended September 30, 2018 from $159.8 million for the three months ended September 30, 2017. The decline in operating costs and expenses was primarily a result of decreases in depreciation and amortization of $2.8 million, $1.7 million in transaction costs, $0.6 million in compensation and benefits costs, $0.4 million in other operating cost and $0.2 million in stock-based compensation expense, partially offset by an increase of $4.8 million in Netex and Netops costs.

Enterprise Networks.    Enterprise Networks operating costs decreased by $3.5 million, or 5%, to $64.8 million for the three months ended September 30, 2018 from $68.3 million for the three months ended September 30, 2017. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops costs of $3.6 million, $1.5 million in transaction costs and $0.7 million in compensation and benefits, partially offset by increases of $1.3 million in depreciation and amortization, $0.8 million in other operating expenses and $0.2 million in stock-based compensation expense.

zColo.    zColo operating costs increased by $4.1 million, or 7%, to $60.7 million for the three months ended September 30, 2018 from $56.6 million for the three months ended September 30, 2017. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization expense of $2.9 million and $2.5 million in Netex and Netops, partially offset by decreases of $1.3 million in other expenses.

Allstream.    Allstream operating costs decreased by $6.7 million, or 6%, to $103.2 million for the three months ended September 30, 2018 from $109.9 million for the three months ended September 30, 2017.  The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops of $11.3 million, $1.9 million in transaction costs, $1.1 million in compensation and benefits, and $0.5 million in stock based compensation expense, partially offset by increases in depreciation and amortization of $5.8 million and $2.3 million in other operating costs.

Other. Other operating costs were $4.8 million for the three months ended September 30, 2018, as compared to $4.6 million for the three months ended September 30, 2017. The increase was directly attributed to an increase in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended September 30, 2018 and 2017.

	For the three months ended September 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Netex	$122.7	$131.5	$(8.8)	(7)%
Compensation and benefits expenses	80.7	81.8	(1.1)	(1)%
Network operations expense	75.0	71.6	3.4	5%
Other expenses	44.7	42.8	1.9	4%
Transaction costs	0.7	8.3	(7.6)	(92)%
Stock-based compensation	26.7	27.8	(1.1)	(4)%
Depreciation and amortization	167.8	183.8	(16.0)	(9)%
Total operating costs and expenses	$518.3	$547.6	$(29.3)	(5)%

Netex.    Our Netex decreased by $8.8 million, or 7%, to $122.7 million for the three months ended September 30, 2018 from $131.5 million for the three months ended September 30, 2017. The decrease in Netex was primarily due to increased costs in Fiscal 2018 as a result of acquisitions, in addition to cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses decreased by $1.1 million, or 1%, to $80.7 million for the three months ended September 30, 2018 from $81.8 million for the three months ended September 30, 2017.    The decrease is primarily due to a decrease in incentive compensation.

Network Operations Expenses.    Network operations expenses increased by $3.4 million, or 5%, to $75.0 million for the three months ended September 30, 2018 from $71.6 million for the three months ended September 30, 2017. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased approximately 4% to 131,101 miles at September 30, 2018 from 126,065 miles at September 30, 2017.

Other Expenses.    Other expenses increased by $1.9 million, or 4%, to $44.7 million for the three months ended September 30, 2018 from $42.8 million for the three months ended September 30, 2017. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 acquisitions.

Transaction Costs. Transaction costs decreased by $7.6 million, or 92%, to $0.7 million for the three months ended September 30, 2018 from $8.3 million for the three months ended September 30, 2017.  The decrease is primarily the result of less acquisition activity than the comparison period.

Stock-Based Compensation.    Stock-based compensation expense decreased by $1.1 million, or 4%, to $26.7 million for the three months ended September 30, 2018 from $27.8 million for the three months ended September 30, 2017.  The decrease in stock-based compensation expense was primarily driven by a decrease in the number of Part B awards granted somewhat offset by an increase in Part A awards.

Depreciation and Amortization

Depreciation and amortization expense decreased by $16.0 million, or 9%, to $167.8 million for the three months ended September 30, 2018 from $183.8 million for the three months ended September 30, 2017.  The decrease was primarily a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended September 30, 2018 and 2017, respectively.

	For the three months ended September 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Interest expense	$(82.2)	$(73.6)	$(8.6)	(12)%
Loss on extinguishment of debt	—	(4.9)	4.9	*
Foreign currency (loss)/gain on intercompany loans	(4.6)	10.8	(15.4)	*
Other income, net	6.6	0.9	5.7	*
Total other expenses, net	$(80.2)	$(66.8)	$(13.4)	(20)%

* not meaningful

Interest expense.   Interest expense increased by $8.6 million, or 12%, to $82.2 million for the three months ended September 30, 2018 from $73.6 million for the three months ended September 30, 2017. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions in addition to increasing LIBOR rates.

Loss on extinguishment of debt.   Loss on extinguishment of debt was $4.9 million for the three months ended September 30, 2017. The $4.9 million loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the amended and restated credit agreement governing our senior secured term loan facility and revolving credit facility (the “Credit Agreement”) that was deemed to have been extinguished as well as the portion extinguished through early prepayment.  See Note 6 – Long-Term Debt.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency loss on intercompany loans of $4.6 million for the three months ended September 30, 2018 compared to a $10.8 million gain for the three months ended September 30, 2017. We have intercompany loans between our U.S., UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash loss was driven by the weakening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

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

Our provision for income taxes increased over the same quarter in the prior year by $15.1 million to $20.5 million for the three months ended September 30, 2018. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

U.S. Tax Reform has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for the current quarter and is the significant reason our effective tax rate is higher than the expected tax provision at the statutory rate.

Some U.S. Tax Reform provisions are effective beginning this fiscal year. As of September 30, 2018, the following provisions are not expected to have a material impact on tax expense: global intangible low taxed income

(“GILTI”), Base Erosion and Anti-abuse Tax” (“BEAT”), and the interest expense limitations. We anticipate the executive compensation limitations will have an impact. We continue to evaluate the aspects of U.S. Tax Reform as more information and guidance becomes available.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	Three months ended September 30,
	2018	2017
	(in millions)
Expected expense at the statutory rate	$8.9	$10.0
Increase/(decrease) due to:
Non-deductible stock-based compensation	1.1	1.5
State income taxes benefit, net of federal benefit	1.5	0.6
Transaction costs not deductible for tax purposes	0.3	0.1
Change in tax rates	(0.1)	—
Foreign tax rate differential	0.2	(2.2)
U.S. Tax Reform	7.6	—
Foreign entities with valuation allowance	(0.3)	(5.7)
Other, net	1.3	1.1
Provision for income taxes	$20.5	$5.4

Adjusted EBITDA

We define Adjusted EBITDA as earnings/(loss) from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, gains/(losses) on business dispositions and non-cash income/(loss) on equity and cost method investments. We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe that the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the indentures governing our outstanding Notes. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due and gains (losses) on business dispositions.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the three months ended September 30, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$178.4	$57.1	$34.0	$28.0	$20.8	$1.1	$—	$319.4
Interest expense	(45.9)	(13.9)	(7.6)	(10.8)	(4.0)	—	—	(82.2)
Provision for income taxes	—	—	—	—	(7.1)	—	(13.4)	(20.5)
Depreciation and amortization expense	(71.7)	(39.8)	(11.2)	(26.2)	(18.4)	(0.5)	—	(167.8)
Transaction costs	—	(0.1)	(0.2)	(0.2)	(0.2)	—	—	(0.7)
Stock-based compensation	(11.2)	(7.4)	(4.8)	(3.1)	—	(0.2)	—	(26.7)
Foreign currency loss on intercompany loans	—	—	—	—	—	—	(4.6)	(4.6)
Gain on business disposition	—	—	—	—	5.5	—	—	5.5
Non-cash loss on investments	(0.2)	—	—	—	—	—	(0.1)	(0.3)
Net income/(loss)	$49.4	$(4.1)	$10.2	$(12.3)	$(3.4)	$0.4	$(18.1)	$22.1

	For the three months ended September 30, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$159.7	$60.3	$33.4	$28.6	$33.2	$1.3	$(0.1)	$316.4
Interest expense	(40.1)	(12.5)	(7.3)	(9.8)	(3.9)	—	—	(73.6)
Provision/(benefit) for income taxes	—	—	—	—	—	—	(5.4)	(5.4)
Depreciation and amortization expense	(94.9)	(42.6)	(9.9)	(23.3)	(12.6)	(0.5)	—	(183.8)
Transaction Costs	(2.3)	(1.8)	(1.7)	(0.4)	(2.1)	—	—	(8.3)
Stock-based compensation	(11.8)	(7.6)	(4.6)	(3.1)	(0.5)	(0.2)	—	(27.8)
Loss on extinguishment of debt	—	—	—	—	—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	10.8	10.8
Non-cash loss on investments	—	—	—	—	—	—	(0.1)	(0.1)
Net income/(loss)	$10.6	$(4.2)	$9.9	$(8.0)	$14.1	$0.6	$0.3	$23.3

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, working capital and debt service requirements. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the indentures governing the 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), the 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”) and the 5.75% senior unsecured notes due 2027 (the “2027 Unsecured Notes” and collectively with the 2023 and 2025 Unsecured Notes, the “Notes”) and the Credit Agreement that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that ZGL maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires ZGL and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of ZGL and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.  The Credit Agreement contains customary events of default, including among others, non-

payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of September 30, 2018, we had $353.9 million in cash and cash equivalents and a working capital surplus of $55.0 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. We have a current deferred revenue balance of $171.6 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the September 30, 2018 current deferred revenue balance. Additionally, as of September 30, 2018, we had $441.9 million available under our Revolver, subject to certain conditions.  Subsequent to September 30, 2018, we drew $200.0 million from our Revolver to partially fund $402.3 million in common stock repurchases resulting in $241.9 million available under our Revolver. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures decreased by $10.9 million, or 6%, to $182.5 million during the three months ended September 30, 2018, as compared to $193.4 million for the three months ended September 30, 2017. Although we had a decrease in the period, we expect to continue to invest in our network for the foreseeable future. As of September 30, 2018, we were contractually committed for $625.6 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these capital expenditure commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment.

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

The following table sets forth components of our cash flow for the three months ended September 30, 2018 and 2016.

	Three Months Ended September 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$241.8	$268.8
Net cash used in investing activities	$(143.5)	$(193.4)
Net cash used in financing activities	$(6.7)	$(5.5)

Net Cash Flows provided by Operating Activities

Net cash flows provided by operating activities decreased by $27.0 million, or 10%, to $241.8 million during the three months ended September 30, 2018 from $268.8 million during the three months ended September 30, 2017. Net cash flows from operating activities during the three months ended September 30, 2018 include net income of $22.1 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $167.8 million, stock-based compensation expense of $26.7 million, the deferred income taxes of $15.9 million and foreign currency loss on intercompany loans of $4.6 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $30.5 million, which were more than offset by amortization of deferred revenue of $37.0 million.  Cash flow during the period was increased by the net change in working capital components of $12.4 million.

Net cash flows from operating activities during the three months ended September 30, 2017 include our net income of $23.3 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $183.8 million, stock-based compensation expense of $27.8 million, loss on extinguishment of debt of $4.9 million and non-cash interest expense of $2.4 million, partially offset by foreign currency gain on intercompany loans of $10.8 million. Also contributing to the cash provided by operating activities were additions to deferred revenue of $40.5 million, partially offset by amortization of deferred revenue of $32.4 million.  Cash flow during the period was increased by the net change in other working capital components of $25.7 million.

The decrease in net cash flows from operating activities during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily due to a lower net change in working capital components and a decrease in deferred additions.

Cash Flows used in Investing Activities

We used cash in investing activities of $143.5 million and $193.4 million during the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, we used $182.5 million of cash for additions to property and equipment.  This was partially offset by proceeds from our sale of SRT of $39.0 million, which does not include $3.2 million of consideration currently held in escrow.

During the three months ended September 30, 2017, our uses of cash for investing activities were related to additions to property and equipment.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $6.7 million and $5.5 million during the three months ended September 30, 2018 and 2017, respectively.

Our cash flows used in financing activities during the three months ended September 30, 2018 were primarily comprised of $2.0 million for contingent consideration payments, $1.9 million in principal payments on capital lease obligations, $1.3 million in principal payments on long-term debt and $1.3 million in payments on the Santa Clara acquisition financing agreement.

Our cash flows used in financing activities during the three months ended September 30, 2017 were primarily comprised of $311.9 million in principal payments on long-term debt, $1.7 million in principal payments on capital lease obligations, $3.4 million in payments of debt issuance costs and $1.3 million in payments on the Santa Clara acquisition financing agreement partially offset by $312.8 million in debt proceeds.

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

As of September 30, 2018, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $492.5 million on our Term Loan Facility due 2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, and $153.4 million of capital lease obligations. As of September 30, 2018, we had $441.9 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,051.0 million as of September 30, 2018. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75% respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of September 30, 2018, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.4% and 4.0%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility of one percentage point would increase our annualized interest expense on the Term Loan Facility by approximately 20% or $17.6 million, based on the applicable interest rate as of September 30, 2018. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three months ended September 30, 2018, our foreign activities accounted for approximately 21% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.4 million for the three months ended September 30, 2018. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

Beginning July 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). We implemented internal controls to ensure we adequately evaluated our contracts, trained applicable personnel and properly assessed the new accounting standard related to revenue recognition in our condensed consolidated financial statements.

Other than the internal controls related to the adoption of ASC 606 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018 sets forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the three months ended September 30, 2018.  Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report.  The following risk factor should be read in conjunction the risk factors included in our Annual Report.

The proposed separation of the Company into two public companies is contingent on the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, may require significant time and attention of our management, and may not achieve the intended benefits.

On November 7, 2018, we announced our plans to separate into two public companies, one focused on communications infrastructure and one on enterprise services, to be consummated via a pro rata taxable spin-off of EnterpriseCo.  The proposed spin-off is subject to various conditions, is complex in nature, and may be affected by unanticipated developments, credit and equity markets, or changes in market conditions.  Completion of the spin-off will be contingent upon customary closing conditions and regulatory approvals, including approval of our Board of Directors.  These or other unanticipated developments could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable than anticipated.

We may not be able to achieve the full strategic and financial benefits that we anticipate to result from the spin-off, or such benefits may be delayed or not occur at all.  We also expect to incur significant expenses in connection with the spin-off.  In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort, which may divert management’s attention from other aspects of our business operations and other initiatives.  We may experience negative reactions from the financial markets if we do not complete the spin-off in a reasonable time period.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents our purchase of equity securities reportable during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31, 2018	—	$—	—	$—
August 1 - August 31, 2018	—	—	—	—
September 1 - September 30, 2018	6,229	34.00	6,229	406.3
Total	6,229	$34.00	6,229	$406.3

(1)

On May 7, 2018, our Board of Directors authorized a six-month share repurchase program for up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. The authorization expires on November 7, 2018, and may be suspended or discontinued at any time.

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

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: November 7, 2018	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: November 7, 2018	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer

,