Form 10-Q
period 2018-12-31
Zayo Group Holdings, Inc.
filed 2019-02-08
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of February 4, 2019, was 234,878,205 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$176.4	$256.7
Trade receivables, net of allowance of $12.2 and $11.1 as of December 31, 2018 and June 30, 2018, respectively	202.8	235.6
Prepaid expenses	74.7	74.1
Other current assets	26.1	29.7
Assets held for sale	—	41.8
Total current assets	480.0	637.9
Property and equipment, net	5,582.3	5,427.6
Intangible assets, net	1,163.8	1,212.1
Goodwill	1,706.6	1,719.1
Deferred income taxes, net	33.3	37.6
Other assets	171.4	175.6
Total assets	$9,137.4	$9,209.9
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$48.2	$45.9
Accrued liabilities	253.3	312.3
Accrued interest	72.7	72.6
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	16.0	11.9
Deferred revenue, current	167.3	162.9
Liabilities associated with assets held for sale	—	6.1
Total current liabilities	562.5	616.7
Long-term debt, non-current	5,902.6	5,690.1
Capital lease obligation, non-current	165.9	121.6
Deferred revenue, non-current	1,101.8	1,076.3
Deferred income taxes, net	172.3	147.1
Other long-term liabilities	50.5	57.8
Total liabilities	7,955.6	7,709.6
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 234,851,738 and 246,438,483 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	0.2	0.2
Additional paid-in capital	1,530.7	1,881.6
Accumulated other comprehensive loss	(35.4)	(15.5)
Accumulated deficit	(313.7)	(366.0)
Total stockholders' equity	1,181.8	1,500.3
Total liabilities and stockholders' equity	$9,137.4	$9,209.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue	$639.1	$653.1	$1,280.2	$1,296.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 9)	222.0	232.0	450.4	467.7
Selling, general and administrative expenses (including stock-based compensation—Note 9)	125.5	122.2	247.6	250.3
Depreciation and amortization	146.9	195.7	314.7	379.5
Total operating costs and expenses	494.4	549.9	1,012.7	1,097.5
Operating income	144.7	103.2	267.5	198.7
Other expenses
Interest expense	(84.0)	(73.1)	(166.2)	(146.7)
Loss on extinguishment of debt	—	—	—	(4.9)
Foreign currency (loss)/gain on intercompany loans	(8.3)	3.1	(12.9)	13.9
Other income, net	0.3	0.4	6.9	1.3
Total other expenses, net	(92.0)	(69.6)	(172.2)	(136.4)
Income from operations before income taxes	52.7	33.6	95.3	62.3
Provision for income taxes	22.5	20.4	43.0	25.8
Net income	$30.2	$13.2	$52.3	$36.5
Weighted-average shares used to compute net income per share:
Basic	237.1	247.4	241.8	246.9
Diluted	238.8	249.3	243.5	249.2
Net income per share:
Basic	$0.13	$0.05	$0.22	$0.15
Diluted	$0.13	$0.05	$0.21	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$30.2	$13.2	$52.3	$36.5
Foreign currency translation adjustments, net of tax	(30.6)	0.8	(22.4)	22.9
Defined benefit pension plan adjustments, net of tax	4.4	(5.0)	2.5	(5.0)
Comprehensive income	$4.0	$9.0	$32.4	$54.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2018

(in millions, except share data)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	246,438,483	$0.2	$1,881.6	$(15.5)	$(366.0)	$1,500.3
Stock-based compensation	1,387,147	—	51.6	—	—	51.6
Foreign currency translation adjustment	—	—	—	(22.4)	—	(22.4)
Repurchase and retirement of common shares	(12,973,892)	—	(402.5)	—	—	(402.5)
Defined benefit pension plan adjustments	—	—	—	2.5	—	2.5
Net income	—	—	—	—	52.3	52.3
Balance at December 31, 2018	234,851,738	$0.2	$1,530.7	$(35.4)	$(313.7)	$1,181.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$52.3	$36.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	314.7	379.5
Loss on extinguishment of debt	—	4.9
Gain on sale of SRT	(5.5)	—
Non-cash interest expense	5.0	4.8
Stock-based compensation	52.9	51.3
Amortization of deferred revenue	(74.3)	(65.6)
Foreign currency loss/(gain) on intercompany loans	12.9	(13.9)
Deferred income taxes	32.4	17.2
Provision for bad debts	4.1	2.3
Non-cash loss on investments	0.6	0.3
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	22.9	(41.5)
Accounts payable and accrued liabilities	(26.9)	29.2
Additions to deferred revenue	81.1	61.9
Other assets and liabilities	0.2	(10.2)
Net cash provided by operating activities	472.4	456.7
Cash flows from investing activities
Purchases of property and equipment	(384.7)	(386.8)
Proceeds from sale of SRT, net of cash held in escrow	39.0	—
Other	—	(0.2)
Net cash used in investing activities	(345.7)	(387.0)
Cash flows from financing activities
Proceeds from debt	250.0	312.8
Principal payments on long-term debt	(42.5)	(313.2)
Principal payments on capital lease obligations	(4.0)	(4.0)
Payment of debt issue costs	—	(3.4)
Common stock repurchases	(402.5)	—
Cash paid for Santa Clara acquisition financing arrangement and other	(4.6)	(2.6)
Net cash used in financing activities	(203.6)	(10.4)
Net cash flows	(76.9)	59.3
Effect of changes in foreign exchange rates on cash	(6.8)	1.0
Net increase in cash, cash equivalents and restricted cash	(83.7)	60.3
Cash, cash equivalents and restricted cash, beginning of year	261.3	225.2
Cash, cash equivalents and restricted cash, end of period	$177.6	$285.5

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$153.1	$136.3
Cash paid for income taxes	$2.7	$3.1
Non-cash purchases of equipment through capital leasing	$53.0	$0.3
Non-cash purchases of equipment through nonmonetary exchange	$31.1	$10.7
Decrease in accounts payable and accrued expenses for purchases of property and equipment	$(26.8)	$(47.4)

Reconciliation of cash, cash equivalents, and restricted cash:	December 31, 2018	June 30, 2018	December 31, 2017	June 30, 2017
Cash and cash equivalents	$176.4	$256.7	$280.8	$220.7
Restricted cash included in other assets	1.2	4.6	4.7	4.5
Total cash, cash equivalents and restricted cash	$177.6	$261.3	$285.5	$225.2

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BUSINESS AND BASIS OF PRESENTATION

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company provides communication infrastructure solutions, including fiber and bandwidth connectivity, colocation and cloud infrastructure, to businesses primarily in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through six segments:

•	Fiber Solutions, including dark fiber and mobile infrastructure solutions.
•	Transport, including Ethernet, wavelength, wholesale IP and SONET solutions.
•	Enterprise Networks, including private lines, dedicated Internet and cloud-based computing and storage products.
•	Colocation, including provision of colocation space and power and interconnection offerings.
•	Allstream, including Cloud VoIP and Data Solutions.
•	Other offerings, including Zayo Professional Services (“ZPS”).

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

The Company is requesting that the PLR address whether the Company’s revenues from dark and lit fiber satisfy applicable REIT income tests, and the Company’s ultimate decision to convert to a REIT may depend upon a favorable ruling from the IRS on this topic. The Company submitted a PLR request to the IRS in July 2018, but the IRS may not provide a response until later in 2019 or later or may not respond at all.

On November 7, 2018, the Company announced plans to separate into two publicly traded companies- one to focus on providing communications infrastructure and another to leverage infrastructure to provide solutions for enterprise customers- with the core tenets of the plan being simplification of the business and a focus on a communications infrastructure business. The Company is evaluating multiple options that will achieve the core tenets of the plan and maximize shareholder value.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the operating results for any future interim period or the full year. Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements are presented in millions of dollars.

The Company’s fiscal year ends June 30 each year, and we refer to the fiscal year ending June 30, 2020 as “Fiscal 2020”, the fiscal year ending June 30, 2019 as “Fiscal 2019” and the fiscal year ending June 30, 2018 as “Fiscal 2018”.

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

Significant Accounting Policies

On July 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”). See “Recently Adopted Accounting Pronouncements” below and Note 13 – Revenue and Contract Costs for additional disclosure on the Company’s adoption of ASC 606 and its impact on the condensed consolidated financial statements.

There have been no other changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K/A for the year ended June 30, 2018.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify the income tax effects resulting from tax bill H.R.1 from

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accumulated other comprehensive income to retained earnings. The standard also requires certain new disclosures regardless of the election. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company), with early adoption permitted. The Company does not expect ASU 2018-02 to have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASC 606). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company). Early adoption is permitted. The standard will require application of the new guidance at the beginning of the earliest comparative period presented using a modified retrospective transition, and provides for certain practical expedients. The Company established a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Although it is still assessing the impact of this standard, the Company expects the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt ASU 2016-02.

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of operations as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of operations to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and interim periods within those fiscal years, and must be applied on a retrospective basis. The adoption did not result in a material impact to the condensed consolidated financial statements for either of the three and six months ended December 31, 2018 or 2017 and retrospective application was applied.

In November 2016, the FASB issued ASU 2016-18,  Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017  (Fiscal 2019 for the Company). The retrospective adoption of this accounting standard did not have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASC 606, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from certain contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and addressed accounting for costs to acquire and fulfill contracts. The standard does not impact the manner in which the Company accounts for revenue arrangements accounted for as leases. Effective July 1, 2018, the Company adopted the requirements of ASC 606 and used the full retrospective transition method. The full retrospective transition method requires the Company to restate each prior reporting period presented. The Company has implemented internal controls and system functionality to enable the preparation of financial information in accordance with ASC 606.

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

An additional impact from the adoption of ASC 606 is the accounting for the incremental costs of acquiring new service contracts, including certain compensation expense for internal sales representatives. Under ASC 606, the Company capitalizes these incremental costs of obtaining customer contracts and amortizes the expense over the relevant contract term. In addition, the Company will assess its deferred contract cost asset for impairment on a periodic basis.   Prior to the adoption of ASC 606, compensation paid to internal sales representatives for obtaining new service contracts was expensed as incurred. The impact of the retrospective adoption of ASC 606 resulted in an increase to selling, general and administrative expenses as previously reported by the Company during the years ended June 30, 2018 and 2017 by $1.1 million and $0.2 million, respectively.  Additionally, the Company recorded an increase to the previously reported other current assets and other assets on the consolidated balance sheet as of June 30, 2018 of $7.1 million and $5.6 million, respectively, to reflect the deferred cost of acquiring service contracts that will be recognized in future periods over the relevant contract term.

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

The Company’s computation of diluted income per share included an adjustment of 1.7 million shares for each of the three and six months ended December 31, 2018 and included an adjustment of 1.9 million and 2.3 million shares for the three and six months ended December 31, 2017, respectively, to the basic weighted-average shares to account for the dilutive effect of the Part A and Part B restricted stock units (“RSUs”) and related issuance of common shares upon vesting (see Note 9 – Stock-based Compensation) (calculated using the treasury method).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) ACQUISITIONS AND DISPOSITIONS

Since inception through December 31, 2018, the Company has consummated 45 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2018

Neutral Path Communications

On April 17, 2018, the Company acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. The purchase price is subject to net working capital and certain post-closing adjustments. As of December 31, 2018, $4.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes. Neutral Path is a long haul infrastructure provider, providing access to a fiber network section in the Midwest. The transaction added owned plus additional leased route miles to the Company’s extensive North American network, including a unique high-count fiber route from Minneapolis to Omaha.

McLean Data Center

On April 4, 2018, the Company acquired McLean Data Center, a privately owned data center, for an insignificant amount. The acquisition was considered an asset purchase for U.S. federal income tax purposes and a business combination for accounting purposes. The Company assumed an operating lease obligation and acquired certain assets, such as cash, structural components, equipment, and assumed customer contracts.

Spread Networks

On February 28, 2018, the Company acquired Spread Networks, LLC (“Spread Networks”), a privately owned telecommunications provider that owns and offers access to a high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. As of December 31, 2018, $0.6 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and debt and was considered an asset purchase for U.S. federal income tax purposes. Additional connectivity of the route will be enabled by Zayo’s existing network.

Optic Zoo Networks

On January 18, 2018, the Company acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. As of December 31, 2018, CAD $3.1 million (or $2.3 million) of the purchase consideration is being held in escrow pending the expiration of the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

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

As of December 31, 2018, for the Optic Zoo Networks and McLean Data Center acquisitions, the Company has completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment and resulting deferred taxes. For the Spread Networks acquisition, the items with the highest likelihood of change are working capital related accounts and goodwill.  For the Neutral Path acquisition, the Company has not completed its fair value analysis and related calculations, and the Company continues to refine its estimates of the fair value of working capital and non-working capital acquired assets and assumed liabilities and such estimates are subject to revision pending the final fair value determination.  As a result of integrated reporting, it is impracticable to determine the amount of revenue and net income associated with each acquisition recognized in the post-acquisition period.

The table below reflects the Company's estimates of the acquisition date fair values of the assets acquired and liabilities assumed from its Fiscal 2018 acquisitions:

	Neutral Path	McLean Data Center	Spread Networks	Optic Zoo Networks
Acquisition date	April 17, 2018	April 4, 2018	February 28, 2018	January 18, 2018
	(in millions)
Cash	$0.7	$9.2	$1.5	$1.4
Other current assets	0.2	—	4.2	0.4
Property and equipment	15.2	0.6	143.7	13.1
Intangibles	6.9	—	9.3	3.8
Goodwill	15.9	—	14.4	10.4
Deferred tax assets	1.5	—	7.1	—
Other assets	—	—	1.4	0.2
Total assets acquired	40.4	9.8	181.6	29.3
Current liabilities	0.6	1.6	2.6	0.6
Deferred revenue	5.8	—	27.2	1.2
Deferred tax liability, net	—	—	—	1.3
Other liabilities	—	8.2	19.8	—
Total liabilities assumed	6.4	9.8	49.6	3.1
Net assets acquired	34.0	—	132.0	26.2
Less cash acquired	(0.7)	(9.2)	(1.5)	(1.4)
Net consideration paid	$33.3	$(9.2)	$130.5	$24.8

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $2.8 million and $3.5 million for the three and six months ended December 31, 2018, respectively, and $5.9 million and $14.2 million for the three and six months ended December 31, 2017, respectively. Included in the three months ended December 31, 2018 transaction costs are $0.9 million related to divestiture of assets costs. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Scott-Rice Telephone Co.

On July 31, 2018, the Company completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of December 31, 2018, $3.2 million of purchase consideration was held in escrow.  The Company recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. The Company acquired SRT as part of its March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

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

(4) GOODWILL

The Company’s goodwill balance was $1,706.6 million and $1,719.1 million as of as of December 31, 2018 and June 30, 2018, respectively.

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

As of December 31, 2018, the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Solutions (“Waves”), Zayo SONET Solutions (“SONET”), Zayo Ethernet Solutions (“Ethernet”),   Live Video, Wide Area Networks (“WANs”, formerly Enterprise Private and Connectivity),   Zayo Cloud Solutions (“Cloud”), Zayo Colocation (“zColo”), CloudLink, Allstream, and Other (primarily Zayo Professional Services).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following reflects the changes in the carrying amount of goodwill during the six months ended December 31, 2018:

Product Group	As of June 30, 2018	Adjustments to Fiscal 2018 Acquisitions	Foreign Currency Translation and Other	As of December 31, 2018
	(in millions)
Fiber Solutions	$756.4	$(5.3)	$(3.6)	$747.5
Waves	194.8	(1.2)	(1.5)	192.1
Sonet	87.6	—	—	87.6
Ethernet	104.2	(0.2)	(0.1)	103.9
Live Video	3.3	—	—	3.3
WANs	179.3	—	(0.2)	179.1
zColo	260.1	—	(0.4)	259.7
Cloud	65.3	—	—	65.3
Cloudlink	13.5	—	—	13.5
Allstream	39.0	—	—	39.0
Other	15.6	—	—	15.6
Total	$1,719.1	$(6.7)	$(5.8)	$1,706.6

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) INTANGIBLE ASSETS

Identifiable intangible assets as of December 31, 2018 and June 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
December 31, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,595.2	$(451.7)	$1,143.5
Underlying rights and other	3.4	(1.1)	2.3
Total	1,598.6	(452.8)	1,145.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.5	—	14.5
Total	$1,616.6	$(452.8)	$1,163.8
June 30, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,597.0	$(405.6)	$1,191.4
Underlying rights and other	2.7	(0.6)	2.1
Total	1,599.7	(406.2)	1,193.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	15.1	—	15.1
Total	$1,618.3	$(406.2)	$1,212.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) LONG-TERM DEBT

As of December 31, 2018 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	December 31, 2018	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$491.3	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Dec 2018 (1)	Apr 2020	Monthly	LIBOR +1.75%	210.0	—
Total obligations					5,950.6	5,743.1
Unamortized premium, net					11.7	11.6
Unamortized debt issuance costs					(54.7)	(59.6)
Carrying value of debt					5,907.6	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,902.6	$5,690.1

(1)    The most recent issuance on the Revolving Loan Facility was December 2018, the most recent amendment on the Revolving Loan Facility was in December 2017.

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021, which was subsequently revised to January 19, 2021 in Incremental Amendment No. 2 (as defined and discussed below). The terms of the Term Loan Facility require the Company to make quarterly principal payments of 25 basis points per quarter of the original loan amount (unless reduced by any prepayments) plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2018).

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

On July 22, 2016, ZGL and Zayo Capital entered into a Repricing Amendment (the “Repricing Amendment”) to the Credit Agreement.  Per the terms of the Repricing Amendment, the Incremental Term Loan was repriced at par to bear interest at a rate of LIBOR plus 2.75%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 75 basis points. No other terms of the Credit Agreement were amended.

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

On July 20, 2017, ZGL and Zayo Capital entered into a second repricing (the “Repricing Amendment No. 2”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 2, the outstanding balances of the B-2 Term Loan and Electric Lightwave Incremental Term Loan were repriced at par to bear interest at a rate of LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%, which represented a downward adjustment of 25 basis points. No other terms of the Credit Agreement were amended.

In connection with the Repricing Amendment No. 2, the Company recognized an expense of $4.9 million during the six months ended December 31, 2017 associated with debt extinguishment.  The $4.9 million loss on extinguishment of debt primarily represents non-cash expenses associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Repricing Amendment No. 2.

On December 22, 2017, ZGL and Zayo Capital entered into a third repricing amendment (the “Repricing Amendment No. 3”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 3, the Revolver under the Credit Agreement was repriced to bear interest at a rate of LIBOR plus 1.00% to LIBOR plus 1.75% per annum based on the Company’s leverage ratio, which represented a downward adjustment of 100 basis points. No other terms of the Credit Agreement were amended. The Revolver matures on April 17, 2020. The Credit Agreement also allows for letter of credit commitments of up to $50.0 million. The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on ZGL’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver are subject to a fee of 1.00% to 1.75% per annum based upon ZGL’s leverage ratio.

On February 26, 2018, ZGL and Zayo Capital entered into an amendment (the “Incremental Amendment No. 3”) to the Credit Agreement. Per the terms of the Incremental Amendment No. 3, the Company added a new $150 million term loan tranche under the Credit Agreement (the “Incremental $150 Million Term Loan”). The Incremental $150 Million Term Loan bears interest at LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%, with a maturity date of January 19, 2024, which is coterminous with the B-2 Term Loan. The Company used the proceeds of the Incremental $150 Million Term Loan for general corporate purposes, including the funding of acquisitions permitted under the Credit Agreement. No other terms of the Credit Agreement were amended.

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.7% and 4.3% as of December 31, 2018 and June 30, 2018, respectively. The weighted average interest rate on the Revolver was

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately 4.3% as of December 31, 2018.  The interest rate on the Revolver was approximately 3.8% as of June 30, 2018, and there were no borrowings outstanding under the Revolver as of such date.

The Company borrowed $250.0 million under the Revolver during the three and six months ended December 31, 2018. As of December 31, 2018, $210.0 million was outstanding under the Revolver and $1,760.6 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.2 million as of December 31, 2018, leaving $231.8 million available under the Revolver. In January 2019, the Company borrowed $25.0 million under the Revolver and subsequently repaid $25.0 million, leaving $231.8 million available under the Revolver.

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

The Company was in compliance with all covenants associated with its debt agreements as of December 31, 2018.

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

The balance of debt issuance costs as of December 31, 2018 and June 30, 2018 was $54.7 million and $59.6 million, net of accumulated amortization of $59.4 million and $54.5 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within non-cash interest expense along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $2.4 million and $4.9 million for the three and six months ended December 31, 2018, respectively, and $2.3 million and $4.7 million for the three and six months ended December 31, 2017, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt, non-current.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and six month periods ended December 31, 2018 and 2017, respectively, is as follows:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(in millions)
Expected provision at the statutory rate	$11.1	$7.4	$20.0	$17.4
Increase/(decrease) due to:
Non-deductible stock-based compensation	2.5	1.0	3.6	2.5
State income taxes benefit, net of federal benefit	2.5	0.9	4.0	1.5
Transaction costs not deductible for tax purposes	0.1	0.1	0.4	0.2
Change in statutory tax rates outside U.S.	—	0.8	(0.1)	0.8
Changes in uncertain tax positions	6.4	—	6.4	—
Foreign tax rate differential	1.3	0.5	1.5	(1.7)
U.S. Tax Reform	(0.4)	44.1	7.2	44.1
Change in valuation allowance	(0.5)	(25.7)	(0.8)	(31.4)
Other, net	(0.5)	(8.7)	0.8	(7.6)
Provision for income taxes	$22.5	$20.4	$43.0	$25.8

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

ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which will allow registrants to record provisional amounts during a measurement period. The measurement period is similar to the measurement period used when accounting for business combinations under ASC 805, Business Combinations. SAB 118 allows a registrant to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Provisional amounts were recorded in prior quarters; however, the measurement period ended as of December 31, 2018 and final amounts are now recorded.

Amounts recognized due to the U.S. Tax Reform for the three months ended December 31, 2018:

	Through September 30, 2018:	Tax Expense recognized for the three months ended December 31, 2018	Through December 31, 2018:
	(in millions)
Change in statutory tax rate, U.S. only	$(7.4)	$—	$(7.4)
Changes to indefinite reinvestment assertion	0.8	(0.2)	0.6
Repatriation Tax	39.0	(0.2)	38.8

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net impacts of U.S. Tax Reform	$32.4	$(0.4)	$32.0

Amounts recognized due to the U.S. Tax Reform for the six months ended December 31, 2018:

	Through June 30, 2018:	Tax Expense recognized for the six months ended December 31, 2018	Through December 31, 2018:
	(in millions)
Change in statutory tax rate, U.S. only	$(13.6)	$6.2	$(7.4)
Changes to indefinite reinvestment assertion	0.8	(0.2)	0.6
Repatriation Tax	37.6	1.2	38.8
Net impacts of U.S. Tax Reform	$24.8	$7.2	$32.0

Provisional numbers were recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized. Final amounts are recorded as discrete adjustments in the current period ended December 31, 2018.

As of December 31, 2017, the Company reversed its indefinite reinvestment assertion on all its foreign subsidiaries because the Company will be required to pay tax on all the accumulated undistributed earnings of its foreign subsidiaries. As of December 31, 2018, the Company has $0.6 million recorded as a deferred tax liability for additional tax due upon actual repatriation.

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

As of December 31, 2018 and June 30, 2018, the Company had gross unrecognized tax benefits of $10.3 million and $3.0 million, respectively. During Fiscal 2019, an additional $7.3 million ($6.4 million net of federal benefit) was recognized for prior year tax positions. These amounts include accrued interest and penalties of $1.7 million as of December 31, 2018 and $0.1 million as of June 30, 2018.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

(8) EQUITY

On May 7, 2018, our Board of Directors authorized the repurchase of up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. During the three months ended December 31, 2018, the Company repurchased 12,967,663 shares of its outstanding common stock at an average price of $31.02, or $402.3 million. During the six months ended December 31, 2018, the Company repurchased 12,973,892 shares of its outstanding common stock at an average price of $31.03, or $402.5 million.  The authorization expired on November 7, 2018 with the Company having repurchased $496.0 million under the authorization.

During the six months ended December 31, 2018, the Company recorded a $51.6 million increase in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 9 –Stock-based Compensation).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(in millions)
Included in:
Operating costs	$2.7	$2.3	$5.4	$5.5
Selling, general and administrative expenses	23.5	21.2	47.5	45.8
Total stock-based compensation expense	$26.2	$23.5	$52.9	$51.3

Part A restricted stock units	$22.4	$19.4	$45.7	$41.6
Part B restricted stock units	3.3	3.6	6.2	8.7
Part C restricted stock units	0.5	0.5	1.0	1.0
Total stock-based compensation expense	$26.2	$23.5	$52.9	$51.3

Performance Compensation Incentive Program

During October 2014, the Company adopted the 2014 Performance Compensation Incentive Program (“PCIP”).  The PCIP includes incentive cash compensation and equity in the form of restricted stock units  (“RSUs”).  Grants under the PCIP RSU plans are made quarterly for all participants. The PCIP was effective on October 16, 2014 and will remain in effect for a period of 10 years (or through October 16, 2024) unless it is earlier terminated by the Company’s Board of Directors.

The PCIP has the following components:

Part A

Under Part A of the PCIP, certain full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have an RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee of the Board of Directors subsequent to the end of the respective performance period taking into account the Company’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of the Company’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest on the last day of the fifteen month period subsequent to the end of the performance period (for awards relating to quarterly periods through June 30, 2017) or the twelve month period subsequent to the end of the performance period (for awards relating to the quarterly period ended September 30, 2017 and subsequent quarters), subject to continuous employment through such date. Upon vesting, the RSUs convert to an equal number of shares of the Company’s common stock. Additionally, Part A RSUs may be granted to certain employees upon commencement of their employment with the Company.

During the three and six months ended December 31, 2018, the Company recognized $22.4 million and $45.7 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and six months ended December 31, 2017, the Company recognized $19.4 million and $41.6 million, respectively, of

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compensation expense associated with the vested portion of the Part A awards. The December 2018 and June 2018 quarterly awards were recorded as liabilities totaling $5.0 million and $5.7 million, as of December 31, 2018 and June 30, 2018, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At December 31, 2018, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $23.5 million.

The following table summarizes the Company’s Part A RSU activity for the six months ended December 31, 2018:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2018	2,246,495	$35.08	6.4
Granted	1,368,253	30.75
Vested	(1,356,961)	34.67
Forfeited	(284,496)	n/a
Outstanding at December 31, 2018	1,973,291	$32.19	5.7

Part B

Under Part B of the PCIP, participants, including the Company’s executives, are awarded quarterly grants of RSUs. The number of the RSUs earned by the participants is based on the Company’s stock price performance over a performance period of one year with the starting price being the average closing price over the last ten trading days of the quarter immediately prior to the grant and the ending price being the average closing price over the last ten trading days of the quarter immediately prior to vesting. The RSUs vest on the last day of the twelve month period after the beginning of the performance period (for awards vesting on or prior to June 30, 2018) or the fifteen month period after the beginning of the performance period (for awards vesting after June 30, 2018), subject to continued employment through such date. The existence of a vesting provision that is associated with the performance of the Company’s stock price is a market condition, which affects the determination of the grant date fair value.  Upon vesting, RSUs earned convert to an equal number of shares of the Company’s common stock.

The Company’s Chief Executive Officer (“CEO”) is also awarded quarterly grants of RSUs under the same provisions as other Part B participants outlined above.  However, beginning with the grant during the three months ended December 31, 2018, the CEO’s awards are subject to additional vesting criteria that are based on the Company’s stock performance subsequent to the end of the measurement period.  In order for the CEO to receive the maximum award, the Company’s stock price must remain at or above the ending measurement period price for the six months subsequent to the end of the performance period.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s Part B RSU activity for the six months ended December 31, 2018:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2018	185,775	$57.19	8.9
Granted	119,541	42.95
Vested	(64,836)	45.10
Forfeited	—	n/a
Outstanding at December 31, 2018	240,480	$53.37	7.5

The table below reflects the total Part B RSUs granted during Fiscal 2019 and 2018, the maximum eligible shares of the Company’s common stock that the respective Part B RSU grant could be converted into shares of the Company’s common stock, and the grant date fair value per Part B RSU during the period indicated. The table below also reflects the units converted to the Company’s common stock at a vesting date that is subsequent to the period indicated for those RSUs granted during the period indicated:

	During the three months ended
	December 31, 2018	September 30, 2018
Part B RSUs granted	61,123	58,418
Maximum eligible shares of the Company's common stock	513,433	403,084
Average grant date fair value per Part B RSU	$22.43	$64.41
Units converted to Company's common stock at vesting date	n/a	n/a

	During the three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Part B RSUs granted	78,123	77,218	82,556	163,960
Maximum eligible shares of the Company's common stock	539,049	532,804	569,636	590,256
Average grant date fair value per Part B RSU	$74.44	$52.47	$45.10	$19.06
Units converted to Company's common stock at vesting date	n/a	n/a	n/a	54,671

During the three and six months ended December 31, 2018, the Company recognized stock-based compensation expense of $3.3 million and $6.2 million, respectively, related to Part B awards. During the three and six months ended December 31, 2017, the Company recognized stock-based compensation expense of $3.6 million and $8.7 million, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $5.9 million at December 31, 2018.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three and six months ended December 31, 2018, the Company’s independent directors were granted 16,049 and 30,186 Part C RSUs, respectively. During the three and six months ended December 31, 2017, the Company’s independent directors were granted 14,261 and 29,947 Part C RSUs, respectively. During the three and six months ended December 31, 2018 the Company recognized $0.5 million and $1.0  million, respectively, of stock-based compensation expense associated with the Part C awards. During the three and six months ended December 31, 2017, the Company recognized $0.5 million and $1.0 million, respectively, of compensation expense associated with the Part C RSUs.

(10) EMPLOYEE BENEFITS

The service cost component of the defined benefit pension and post-retirement benefit (OPEB) plans is included within selling, general and administrative expenses and all other components are recognized in other income, net in the accompanying condensed consolidated statements of operations.

	Pension Plans
	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	( in millions)		( in millions)
Service cost	$0.6	$0.7	$1.4	$1.5
Interest cost	0.9	0.6	1.8	0.7
Expected return on plan assets	(1.2)	(1.0)	(2.6)	(1.1)
Amortization of service cost from earlier periods	0.2	—	0.4	—
Gain on curtailment(1)	—	—	(0.4)	—
Net periodic pension cost	$0.5	$0.3	$0.6	$1.1
(1)

During the three months ended September 30, 2018, the Company approved an amendment to the defined benefit pension plan freezing benefit accruals for certain members of the pension plan as of September 30, 2018. The plan freeze had an immaterial impact to the financial statements for the period ended September 30, 2018.

	OPEB Plans
	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	( in millions)		( in millions)
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Net periodic post-retirement benefit cost	$0.2	$0.1	$0.3	$0.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at December 31, 2018 and June 30, 2018 due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,002.2 million and $4,003.4 million as of December 31, 2018 and June 30, 2018, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of December 31, 2018 and June 30, 2018 was estimated to be $3,666.8 million and $3,986.5 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,750.1 million and $1,751.3 million as of December 31, 2018 and June 30, 2018, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one-month, three-month or six-month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of December 31, 2018 and June 30, 2018 was estimated to be $1,685.6 million and $1,772.3 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

As of December 31, 2018, there was a $210.0 million balance outstanding under the Company's Revolver. As of June 30, 2018, there was no balance outstanding under the Company's Revolver.

A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility and Revolver of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $19.7 million.

(12) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At December 31, 2018, the Company was contractually committed for $420.9 million of capital expenditures for construction materials and purchases of property and equipment.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

During the three and six months ended December 31, 2018, the Company entered into a CAD $127.0 million (or $93.2 million) commitment for telecommunications services over a two year period.

During the six months ended December 31, 2018, the Company entered into a CAD $40.0 million (or $29.3 million) commitment for telecommunications services over a three year period.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outstanding Letters of Credit

As of December 31, 2018, the Company had $8.2 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of December 31, 2018, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.6 million) in letters of credit under a CAD $5.0 million (or $3.7 million) unsecured credit agreement.

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

The Fiber Solutions segment may provide telecommunications construction solutions or perform variable non-routine maintenance activities that are billable to its customers.  These types of solutions are accounted for under ASC 606 and are recognized as the service is performed. Revenue recognized from these non-lease arrangements was $9.4 million and $14.6 million during the three and six months ended December 31, 2018, respectively, and $5.7 million and $10.2 million during the three and six months ended December 31, 2017, respectively.

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

Customer power arrangements are coterminous with the respective customer lease and may be billed at fixed or variable rates.  The Company recognizes revenue on its fixed rate power contracts as the arrangements are rendered, as the customer simultaneously receives and consumes the benefit of the arrangements provided.  Variable contracts are invoiced based on usage and are billed in arrears and recognized as the usage occurs.  Revenue is recognized on remote hand services as the services are provided. Revenue recognized by the zColo segment from these non-lease arrangements was $13.9 million and $28.4 million during the three and six months ended December 31, 2018, respectively, and was $14.5 million and $28.6 million during the three and six months ended December 31, 2017, respectively.

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

	Six months ended	Year ended June 30,
	June 30, 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Reportable Segment
Fiber Solutions	$7.3	$5.8	$1.7	$0.3	$—	$—	$15.1
Transport	224.8	271.9	133.7	44.5	19.1	21.8	715.8
Enterprise Networks	125.1	148.4	67.8	19.5	6.1	1.1	368.0
zColo	18.5	23.6	12.4	6.3	3.5	5.4	69.7
Allstream	97.0	44.0	12.2	2.5	0.7	0.4	156.8
Total	$472.7	$493.7	$227.8	$73.1	$29.4	$28.7	$1,325.4

Contract Assets and Liabilities

The timing of revenue recognition may differ from the time of billing to the Company’s customers. Customer receivables represent an unconditional right to consideration net of an estimated allowance for doubtful accounts. Contract balances represent amounts from an arrangement when either the Company has performed, by transferring a solution to the customer in advance of receiving all or partial consideration for such goods and offerings from the customer, or the customer has made payment to the Company in advance of obtaining control of the goods and/or offerings promised to the customer in the contract.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information about the Company’s customer receivables, contract assets and contract liabilities as of December 31, 2018 and June 30, 2018:

	December 31, 2018	June 30, 2018
	(in millions)
Customer receivable, net(1)	$160.2	$164.0
Contract liabilities(1)	$58.9	$68.9

(1) - Amounts do not include balances associated with lease revenue from the Company’s Fiber Solutions and zColo segments.

During the three and six months ended December 31, 2018, the Company recognized $5.5 million and $10.9 million, respectively, of revenue that was included in contract liabilities as of June 30, 2018. During the three and six months ended December 31, 2017, the Company recognized $5.7 million and $11.3 million, respectively, of revenue that was included in contract liabilities as of June 30, 2017.

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

As of December 31, 2018 and June 30, 2018, the Company had $6.1 million and $7.1 million, respectively, of short-term unamortized contract costs included in other current assets and $4.3 million and $5.6 million, respectively, of long term unamortized contact contract costs included in other assets on its condensed consolidated balance sheets. During the three and six months ended December 31, 2018, the Company recorded $1.8 million and $3.9 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs.  During the three and six months ended December 31, 2017, the Company recorded $2.1 million and $4.3 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs. The amortization period for these contract costs ranges from 12 to 54 months.

(14) RELATED PARTY TRANSACTIONS

In May 2016, Communication Infrastructure Investments, LLC sold Onvoy, LLC and its subsidiaries (“OVS”), a company that provided voice and managed offerings that the Company spun off during the year ended June 30, 2014, to

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

an entity that had a material ownership interest in the Company during Fiscal 2018. As of June 30, 2018, the entity that owns Inteliquent, Inc., successor by merger to OVS (“Inteliquent”), no longer has an ownership interest in the Company and is no longer considered a related party.

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the prior period:

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
	(in millions)	(in millions)
Revenues	$1.8	$3.7
Operating costs	$0.6	$1.2

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three and six months ended December 31, 2018, the Company reimbursed Mr. Caruso $0.1 million and $0.2 million, respectively, and during the three and six months ended December 31, 2017 reimbursed $0.2 million and $0.3 million, respectively, for his business use of the aircraft.

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

In connection with the Company’s acquisition of Electric Lightwave Parent, Inc., the Company acquired certain customer contracts that included the bundled provision of VoIP and data connectivity solutions.  This bundled package was historically managed and reported as revenue by the Enterprise Networks segment.  Subsequent to June 30, 2018, operational changes were made which resulted in the management of these bundled contracts to be provided by the Allstream segment and as such a portion of the revenue associated with these contracts will now be reported as revenue of the Allstream segment. The Enterprise Networks segment continues to own the infrastructure and equipment that supports these contracts and as such the segments entered into an intercompany agreement for the continued use of these assets, which will result in the recognition of intercompany revenue at the Enterprise Networks segment. Management determined it was impracticable to retrospectively present the impacts of this change to historical periods.  This change increased Allstream’s Segment Adjusted EBITDA for the three and six months ended December 31, 2018 by $0.7 million and $1.4 million, respectively, and decreased Enterprise’s Segment Adjusted EBITDA for the three and six months ended December 31, 2018 by $0.7 million and $1.4 million, respectively.

 Effective January 1, 2019 certain operational changes were made which change the way the CODM makes resource allocation decisions and manages the Company. As such, beginning with the quarter ending March 31, 2019 the Company will have four reportable segments: Zayo Networks, Colo, Allstream and Other. The Company will recast its prior period financial and operating metrics presented in previous filings to reflect the financial results of the Company’s new segment structure in its quarterly report for the quarter ending March 31, 2019. The change will not have an impact on consolidated revenues, EBITDA, capital expenditures or assets.

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

	As of and for the three months ended December 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$228.7	$169.8	$81.6	$57.5	$96.7	$4.8	$—	$639.1
Segment Adjusted EBITDA	183.1	58.0	33.4	27.9	17.6	1.2	—	321.2
Capital expenditures	106.4	48.1	16.7	26.5	4.5	—	—	202.2

	As of and for the six months ended December 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$449.6	$338.2	$164.2	$116.5	$201.7	$10.0	$—	$1,280.2
Segment Adjusted EBITDA	361.5	115.1	67.4	55.9	38.4	2.3	—	640.6
Total assets	5,001.0	1,864.5	753.5	1,067.9	306.1	31.8	112.6	9,137.4
Capital expenditures	205.5	88.5	29.9	51.7	9.1	—	—	384.7

	As of and for the three months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$203.4	$166.0	$93.9	$59.9	$123.5	$6.4	$—	$653.1
Segment Adjusted EBITDA	167.7	57.1	41.1	31.0	31.2	0.9	$(0.1)	328.9
Capital expenditures	114.5	41.1	10.2	24.7	2.9	—	—	193.4

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the six months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$401.8	$334.0	$179.3	$118.3	$251.2	$11.6	$—	$1,296.2
Segment Adjusted EBITDA	327.4	117.4	74.5	59.6	64.4	2.2	(0.2)	645.3
Capital expenditures	221.8	85.4	20.6	52.6	6.4	—	—	386.8

	As of June 30, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$4,937.3	$1,870.9	$754.6	$1,032.4	$465.5	$33.4	$115.8	$9,209.9

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the three months ended December 31,
	2018	2017
	(in millions)
Total Segment Adjusted EBITDA	$321.2	$328.9
Interest expense	(84.0)	(73.1)
Depreciation and amortization expense	(146.9)	(195.7)
Transaction costs	(2.8)	(5.9)
Stock-based compensation	(26.2)	(23.5)
Foreign currency (loss)/gain on intercompany loans	(8.3)	3.1
Non-cash loss on investments	(0.3)	(0.2)
Income from operations before income taxes	$52.7	$33.6

	For the six months ended December 31,
	2018	2017
	(in millions)
Total Segment Adjusted EBITDA	$640.6	$645.3
Interest expense	(166.2)	(146.7)
Depreciation and amortization expense	(314.7)	(379.5)
Transaction costs	(3.5)	(14.2)
Stock-based compensation	(52.9)	(51.3)
Loss on extinguishment of debt	—	(4.9)
Foreign currency (loss)/gain on intercompany loans	(12.9)	13.9
Gain on business disposition	5.5	—
Non-cash loss on investments	(0.6)	(0.3)
Income from operations before income taxes	$95.3	$62.3

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group Holdings, Inc. (the “Company,” “we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, and potential organizational strategies that we may opt to pursue in the future, such as our proposed restructuring activities and potential REIT conversion including our ability to successfully combine our divisions and the feasibility and timing of any REIT conversion. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 24, 2018 (as amended by the Form 10-K/A filed with the SEC on September 20, 2018, our “Annual Report”), and in our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018 and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

In May 2018, we announced that we completed the first phase of our investigation on the advisability and feasibility of a conversion to a real estate investment trust for U.S. federal income tax purposes (a “REIT”). Please see “Evaluation and Preparation for Potential REIT Conversion” in the below “Overview.”

On November 7, 2018, we announced plans to separate into two publicly traded companies- one to focus on providing communications infrastructure and another to leverage infrastructure to provide solutions for enterprise customers- with the core tenets of the plan being simplification of the business and a focus on a communications infrastructure business. We are evaluating multiple options that will achieve the core tenets of the plan and maximize shareholder value.

Overview

We are a large and growing provider of access to bandwidth infrastructure in the United States (“U.S.”), Europe and Canada. Our products and offerings enable our customers’ mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Our key products and offerings include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud-based computing and storage products and other high-bandwidth offerings. We provide access to our bandwidth infrastructure and other offerings over a unique set of dense metro, regional, and long-haul fiber network sections and through our interconnect-oriented data center facilities. Our fiber network sections and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated users of bandwidth infrastructure, such as wireless service carriers; telecommunications service carriers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide customers with access to our bandwidth infrastructure solutions for a fixed monthly recurring fee under contracts that vary between one and twenty years in length. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and stockholders.

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

Effective January 1, 2019 certain operational changes were made which change the way the CODM makes resource allocation decisions and manages the Company. As such, beginning with the quarter ending March 31, 2019 the Company will have four reportable segments: Zayo Networks, Colo, Allstream and Other. The Company will recast its prior period financial and operating metrics presented in previous filings to reflect the financial results of the Company’s new segment structure in its quarterly report for the quarter ending March 31, 2019. The change will not have an impact on consolidated revenues, EBITDA, capital expenditures or assets.

Evaluation and Preparation for Potential REIT Conversion

On May 3, 2018, we announced that we completed the first phase of our investigation on the advisability and feasibility of a conversion to a REIT. We have begun the next phase of our evaluation and preparation for a potential conversion to a REIT. As part of these efforts, we have begun a direct dialogue with the U.S. Internal Revenue Service (“IRS”) in an effort to obtain clarity and support for our position, and we are seeking a private letter ruling (“PLR”) from the IRS. Also, we have begun to execute the organizational changes that are required to operate as a REIT, including the adoption of certain amendments to our organizational documents that, among other things, impose certain stock ownership limitations and transfer restrictions, the realignment of our business segments to clearly delineate the leasing of network assets from ancillary services and, in particular, the separation and potential divestiture or deconsolidation of our Allstream business segment. These organizational changes do not result in any changes to our reportable segments.

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

The current phase of our evaluation and preparation currently includes seeking a PLR from the IRS. We are requesting that the PLR address whether our revenues from dark and lit fiber satisfy applicable REIT income tests, and our ultimate decision to convert to a REIT may depend upon a favorable ruling from the IRS on this topic. We submitted the PLR request to the IRS in July 2018, but the IRS may not provide a response until later in 2019 or later or may not respond at all.

At this stage of our evaluation and preparation for a potential conversion to a REIT, we cannot accurately estimate the costs required to support any potential conversion, but we anticipate that our costs would include various administrative costs in addition to certain related tax liabilities.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 45 acquisitions through December 31, 2018.

As a result of the growth of our business from these acquisitions and the capital expenditures and increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Neutral Path Communications

On April 17, 2018, we acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. The purchase price is subject to net working capital and certain post-closing adjustments. As of December 31, 2018, $4.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes.

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

Spread Networks

On February 28, 2018, we acquired Spread Networks, LLC (“Spread Networks”), a privately-owned telecommunications provider that owns and offers access to a 825-mile, high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. As of December 31, 2018, $0.6 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes.

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

Optic Zoo Networks

On January 18, 2018, we acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. As of December 31, 2018, CAD $3.1 million (or $2.3 million), of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

The transaction strengthens Zayo’s position in Vancouver and Western Canada, adding 103 route miles and more than 100 on-net buildings to Zayo’s Vancouver footprint.

The results of the acquired Optic Zoo Networks business are included in our operating results beginning January 18, 2018.

Disposition

Scott-Rice Telephone Co.

On July 31, 2018, we completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of December 31, 2018, $3.2 million of purchase consideration was held in escrow.  We recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. We acquired SRT as part of our March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

Substantial Indebtedness

As of December 31, 2018 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	December 31, 2018	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$491.3	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Dec 2018 (1)	Apr 2020	Monthly	LIBOR +1.75%	210.0	—
Total obligations					5,950.6	5,743.1
Unamortized premium, net					11.7	11.6
Unamortized debt issuance costs					(54.7)	(59.6)
Carrying value of debt					5,907.6	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,902.6	$5,690.1

(1)  The most recent issuance on the Revolving Loan Facility was December 2018, the most recent amendment on the Revolving  Loan Facility was in December 2017.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 4.7% and 4.3% at December 31, 2018 and June 30, 2018, respectively. The weighted average interest rate on the Revolver was approximately 4.3% as of December 31, 2018. The interest rate on the Revolver was approximately 3.8% as of June 30, 2018, and there were no borrowings outstanding under the Revolver as of such date. As of December 31, 2018, $210.0 million was outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.2 million as of December 31, 2018, leaving $231.8 million available under the Revolver, subject to certain conditions.

Substantial Capital Expenditures

During the six months ended December 31, 2018 and 2017, we invested $384.7 million and $386.8 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Revenue

	For the three months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$228.7	$203.4	$25.3	12%
Transport	169.8	166.0	3.8	2%
Enterprise Networks	81.6	93.9	(12.3)	(13)%
zColo	57.5	59.9	(2.4)	(4)%
Allstream	96.7	123.5	(26.8)	(22)%
Other	4.8	6.4	(1.6)	(25)%
Consolidated	$639.1	$653.1	$(14.0)	(2)%

Our total revenue decreased by $14.0 million, or 2%, to $639.1 million for the three months ended December 31, 2018 from $653.1 million for the three months ended December 31, 2017.

We estimate that the period-over-period pro-forma organic revenue decline was approximately 3.2%. Our pro-forma revenue decline was primarily driven by changes in exchange rates. The average exchange rate of the GBP against the USD weakened by 3.1%, the average exchange rate of the Euro against the USD weakened by 3.1%, and the average exchange rate of the CAD against the USD weakened by 3.9% during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017.  We estimate that pro-forma revenue was negatively impacted by fluctuations in foreign currency rates between the three months ended December 31, 2018 and December 31, 2017 by $5.3 million resulting in a period-over-period pro-forma organic revenue decline of $8.7 million, or approximately 2.4%.

Additional underlying revenue drivers included:

•

MRR and MAR associated with new bookings during the three months ended December 31, 2018 and 2017 increased period-over-period to $8.3 million from $7.9 million, excluding Allstream. The total contract value associated with bookings for the three months ended December 31, 2018 was approximately $560.0 million, excluding Allstream.

•	Net installs remained consistent period-over-period at $1.6 million, excluding Allstream.
•	Monthly churn percentage remained consistent period-over-period at 1.2%, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $25.3 million, or 12%, to $228.7 million for the three months ended December 31, 2018 from $203.4 million for the three months ended December 31, 2017. The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $3.8 million, or 2%, to $169.8 million for the three months ended December 31, 2018 from $166.0 million for the three months ended December 31, 2017. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment decreased by $12.3 million, or 13%, to $81.6 million for the three months ended December 31, 2018 from $93.9 million for the three months ended December 31, 2017. The decrease was due to the timing of net installs and foreign currency movements and increased churn.

zColo.   Revenue from our zColo segment decreased by $2.4 million, or 4%, to $57.5 million for the three months ended December 31, 2018 from $59.9 million for the three months ended December 31, 2017. The decrease was due to the timing of net installs and foreign currency movements.

Allstream.   Revenue from our Allstream segment decreased by $26.8 million, or 22%, to $96.7 million for the three months ended December 31, 2018 from $123.5 million for the three months ended December 31, 2017. The decrease was due to increased churn.

Other.   Revenue from our Other segment decreased by $1.6 million, or 25%, to $4.8 million for the three months ended December 31, 2018 from $6.4 million for the three months ended December 31, 2017.  The Other segment represented less than 1% of our total revenue during the three months ended December 31, 2018.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the three months ended December 31,
	2018		2017
	(in millions)
Monthly recurring revenue(1)	$576.0	90%	$583.4	89%
Amortization of deferred revenue	37.3	6%	33.2	5%
Usage revenue	15.0	2%	18.7	3%
Other revenue(1)	10.8	2%	17.8	3%
Total Revenue	$639.1	100%	$653.1	100%
(1)	Prior period amounts were reclassified for comparability with the Fiscal 2019 presentation.

Operating Costs and Expenses

	For the three months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$104.4	$144.8	$(40.4)	(28)%
Transport	164.2	157.7	6.5	4%
Enterprise Networks	65.6	68.1	(2.5)	(4)%
zColo	57.9	55.2	2.7	5%
Allstream	98.0	118.0	(20.0)	(17)%
Other	4.3	6.1	(1.8)	(30)%
Consolidated	$494.4	$549.9	$(55.5)	(10)%

Our operating costs decreased by $55.5 million, or 10%, to $494.4 million for the three months ended December 31, 2018 from $549.9 million for the three months ended December 31, 2017. The decrease in consolidated operating costs was primarily due to decreases in depreciation and amortization of $48.8 million, $10.9 million in Netex and $3.1 million in transaction costs, partially offset by increases of $3.5 million in compensation and benefits expenses, $2.7 million in stock-based compensation, $0.7 million in Netops and $0.4 million in other expenses.

Fiber Solutions.    Fiber Solutions operating costs decreased by $40.4 million, or 28%, to $104.4 million for the three months ended December 31, 2018 from $144.8 million for the three months ended December 31, 2017. The decrease in operating costs and expenses was primarily a result of decreases of $52.4 million in depreciation and amortization as a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years and $0.3 million in transaction costs, partially offset by increases of $5.2 million in Netex and Netops costs, $3.1 million in compensation and benefits expenses, $2.3 million in stock-based compensation and $1.7 million in other expenses.

Transport.    Transport operating costs increased by $6.5 million, or 4%, to $164.2 million for the three months ended December 31, 2018 from $157.7 million for the three months ended December 31, 2017. The increase in operating costs and expenses was primarily a result of increases of $2.2 million in depreciation and amortization, $1.8 million in stock-based compensation, $1.5 million in compensation and benefits expenses and $1.4 million in Netex and Netops costs and other operating costs, partially offset by a decrease of $0.4 million in transaction costs.

Enterprise Networks.    Enterprise Networks operating costs decreased by $2.5 million, or 4%, to $65.6 million for the three months ended December 31, 2018 from $68.1 million for the three months ended December 31, 2017. The decrease in operating costs and expenses was primarily a result of decreases of $2.6 million in Netex and Netops costs and $3.0 million in other operating expenses, partially offset by increases of $2.1 million in stock-based compensation and $1.0 million in compensation and benefits expenses.

zColo.    zColo operating costs increased by $2.7 million, or 5%, to $57.9 million for the three months ended December 31, 2018 from $55.2 million for the three months ended December 31, 2017. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization expense of $2.0 million, $0.8 million in Netex and Netops costs and $0.5 million in compensation and benefits expenses, partially offset by a $0.6 million decrease in other operating costs.

Allstream.    Allstream operating costs decreased by $20.0 million, or 17%, to $98.0 million for the three months ended December 31, 2018 from $118.0 million for the three months ended December 31, 2017. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops costs of $13.1 million, $3.4 million in stock-based compensation, $2.6 million in compensation and benefits, $2.0 million in transaction costs and $0.9 million in depreciation and amortization expense, partially offset by an increase in other operating costs of $2.0 million.

Other. Other operating costs were $4.3 million for the three months ended December 31, 2018, as compared to $6.1 million for the three months ended December 31, 2017. The decrease was directly attributed to a decrease in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended December 31, 2018 and 2017.

	For the three months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Netex	$121.1	$132.0	$(10.9)	(8)%
Compensation and benefits expenses	81.3	77.8	3.5	4%
Netops	70.9	70.2	0.7	1%
Other expenses	45.2	44.8	0.4	1%
Transaction costs	2.8	5.9	(3.1)	(53)%
Stock-based compensation	26.2	23.5	2.7	11%
Depreciation and amortization	146.9	195.7	(48.8)	(25)%
Total operating costs and expenses	$494.4	$549.9	$(55.5)	(10)%

Netex.    Our Netex decreased by $10.9 million, or 8%, to $121.1 million for the three months ended December 31, 2018 from $132.0 million for the three months ended December 31, 2017. The decrease in Netex was primarily due to increased costs in Fiscal 2018 as a result of acquisitions, in addition to cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $3.5 million, or 4%, to $81.3 million for the three months ended December 31, 2018 from $77.8 million for the three months ended December 31, 2017. The increase in compensation and benefits expenses was primarily to support our growing business, including employees retained from businesses acquired during Fiscal 2018.

Netops.   Netops increased by $0.7 million, or 1%, to $70.9 million for the three months ended December 31, 2018 from $70.2 million for the three months ended December 31, 2017. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network. Our total network route miles increased approximately 5% to 130,865 miles at December 31, 2018 from 126,990 miles at December 31, 2017.

Other Expenses.    Other expenses increased by $0.4 million, or 1%, to $45.2 million for the three months ended December 31, 2018 from $44.8 million for the three months ended December 31, 2017. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 acquisitions.

Transaction Costs. Transaction costs decreased by $3.1  million to $2.8 million for the three months ended December 31, 2018 from $5.9 million for the three months ended December 31, 2017. The decrease is primarily the result of less acquisition activity than the comparison period.

Stock-Based Compensation.    Stock-based compensation expense increased by $2.7 million, or 11%, to $26.2 million for the three months ended December 31, 2018 from $23.5 million for the three months ended December 31, 2017.  The increase in stock-based compensation expense was primarily driven by increases in the number of Part A awards granted.

Depreciation and Amortization.    Depreciation and amortization expense decreased by $48.8 million, or 25%, to $146.9 million for the three months ended December 31, 2018 from $195.7 million for the three months ended December 31, 2017.  The decrease was primarily a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended December 31, 2018 and 2017, respectively.

	For the three months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Interest expense	$(84.0)	$(73.1)	$(10.9)	(15)%
Foreign currency (loss)/gain on intercompany loans	(8.3)	3.1	(11.4)	*
Other income, net	0.3	0.4	(0.1)	25%
Total other expenses, net	$(92.0)	$(69.6)	$(22.4)	(32)%

* not meaningful

Interest expense.   Interest expense increased by $10.9 million, or 15%, to $84.0 million for the three months ended December 31, 2018 from $73.1 million for the three months ended December 31, 2017. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions, borrowings under the Revolver to repurchase our common stock and increasing LIBOR rates.

Foreign currency (loss)/gain on intercompany loans.   We recorded a foreign currency loss on intercompany loans of $8.3 million for the three months ended December 31, 2018, compared to a gain of $3.1 million for the three months ended December 31, 2017. We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash loss was driven by the strengthening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

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

ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which will allow registrants to record provisional amounts during a ‘measurement period.’ The measurement period is similar to the measurement period used when accounting for business combinations under ASC 805, Business Combinations. SAB 118 allows a registrant to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Provisional amounts were recorded in prior quarters; however, the measurement period ended as of December 31, 2018 and final amounts are now recorded.

Our provision for income taxes increased over the same quarter in the prior year by $2.1 million to $22.5 million for the three months ended December 31, 2018 from $20.4 million for the three months ended December 31, 2017. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

A provision for uncertain tax positions has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for the current quarter and is the significant reason our effective tax rate is higher than the expected tax provision at the statutory rate.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the three months ended December 31,
	2018	2017
	(in millions)
Expected provision at the statutory rate	$11.1	$7.4
Increase/(decrease) due to:
Non-deductible stock-based compensation	2.5	1.0
State income taxes benefit, net of federal benefit	2.5	0.9
Transaction costs not deductible for tax purposes	0.1	0.1
Change in statutory tax rates outside U.S.	—	0.8
Changes in uncertain tax positions	6.4	—
Foreign tax rate differential	1.3	0.5
U.S. Tax Reform	(0.4)	44.1
Change in valuation allowance	(0.5)	(25.7)
Other, net	(0.5)	(8.7)
Provision for income taxes	$22.5	$20.4

Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

	For the six months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$449.6	$401.8	$47.8	12%
Transport	338.2	334.0	4.2	1%
Enterprise Networks	164.2	179.3	(15.1)	(8)%
zColo	116.5	118.3	(1.8)	(2)%
Allstream	201.7	251.2	(49.5)	(20)%
Other	10.0	11.6	(1.6)	(14)%
Consolidated	$1,280.2	$1,296.2	$(16.0)	(1)%

Our total revenue decreased by $16.0 million, or 1%, to $1,280.2 million for the six months ended December 31, 2018, from $1,296.2 million for the six months ended December 31, 2017.

We estimate that the period-over-period pro-forma organic revenue decrease was approximately 2.4%. Our pro-forma revenue decline was primarily driven by changes in exchange rates. The average exchange rate of the GBP against the USD weakened by 1.8%, the average exchange rate of the Euro against the USD weakened by 2.1%, and the average exchange rate of the CAD against the USD weakened by 4.0% during the six months ended December 31, 2018 as compared to the six months ended December 31, 2017.  We estimate that pro-forma revenue was negatively impacted by foreign currency exchange fluctuations between the six months ended December 31, 2018 and December 31, 2017 by $9.8 million for a total period-over-period pro-forma organic revenue decline of approximately 1.6%.

•

MRR and MAR associated with new bookings during the six months ended December 31, 2018 and 2017 increased period-over-period to $15.6 million from $15.5 million, excluding Allstream. The total contract value associated with bookings for the six months ended December 31, 2018 was approximately $1.0 billion, excluding Allstream.

•	Net installs remained consistent period-over-period at $2.7 million, excluding Allstream.
•	Monthly churn percentage remained consistent period-over-period at 1.2%, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $47.8 million, or 12%, to $449.6 million for the six months ended December 31, 2018 from $401.8 million for the six months ended December 31, 2017.  The increase was a result of both organic and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $4.2 million, or 1%, to $338.2 million for the six months ended December 31, 2018 from $334.0 million for the six months ended December 31, 2017. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment decreased by $15.1 million, or 8%, to $164.2 million for the six months ended December 31, 2018 from $179.3 million for the six months ended December 31, 2017. The decrease was due to the timing of net installs and foreign currency movements and increased churn.

zColo.  Revenue from our zColo segment decreased by $1.8 million, or 2%, to $116.5 million for the six months ended December 31, 2018 from $118.3 million for the six months ended December 31, 2017. The decrease was due to the timing of net installs and foreign currency movements.

Allstream.  Revenue from our Allstream segment decreased by $49.5 million, or 20%, to $201.7 million for the six months ended December 31, 2018 from $251.2 million for the six months ended December 31, 2017. The decrease was due to increased churn.

Other.   Revenue from our Other segment decreased by $1.6 million, or 14%, to $10.0 million for the six months ended December 31, 2018 from $11.6 million for the six months ended December 31, 2017. The Other segment represented less than 1% of our total revenue during the six months ended December 31, 2018.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the six months ended December 31,
	2018		2017
	(in millions)
Monthly recurring revenue(1)	$1,154.7	90%	$1,168.8	90%
Amortization of deferred revenue	74.3	6%	65.6	5%
Usage revenue	31.6	2%	38.2	3%
Other revenue(1)	19.6	2%	23.6	2%
Total Revenue	$1,280.2	100%	$1,296.2	100%
(1)	Prior period amounts were reclassified for comparability with the Fiscal 2019 presentation.

Operating Costs and Expenses

	For the six months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$230.3	$293.2	$(62.9)	(21)%
Transport	323.1	317.5	5.6	2%
Enterprise Networks	130.4	136.4	(6.0)	(4)%
zColo	118.6	111.8	6.8	6%
Allstream	201.2	227.9	(26.7)	(12)%
Other	9.1	10.7	(1.6)	(15)%
Consolidated	$1,012.7	$1,097.5	$(84.8)	(8)%

Our operating costs decreased by $84.8 million, or 8%, to $1,012.7 million for the six months ended December 31, 2018 from $1,097.5 million for the six months ended December 31, 2017. The decrease in consolidated operating costs was primarily due to decreases in depreciation and amortization of $64.8 million, $19.7 million in Netex and $10.7 million in transaction costs, partially offset by increases of $4.1 million in Netops, $2.4 million in compensation and benefits expenses, $1.6 million in stock-based compensation and $2.3 million in other expenses.

Fiber Solutions.    Fiber Solutions operating costs decreased by $62.9 million, or 21%, to $230.3 million for the six months ended December 31, 2018 from $293.2 million for the six months ended December 31, 2017. The decrease in operating costs and expenses was primarily a result of decreases of $75.6 million in depreciation and amortization as a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years and $2.6 million in transaction costs, partially offset by increases of $8.3 million in Netex and Netops costs, $3.8 million in compensation and benefits expenses, $1.7 million in stock-based compensation and $1.5 million in other expenses.

 Transport.    Transport operating costs increased by $5.6 million, or 2%, to $323.1 million for the six months ended December 31, 2018 from $317.5 million for the six months ended December 31, 2017. The increase in operating costs and expenses was primarily a result of increases of $5.9 million in Netex and Netops costs, $1.6 million in stock-based compensation and $0.9 million in compensation and benefits expenses, partially offset by decreases of $2.1 million in transaction costs, $0.6 million in depreciation and amortization and $0.1 million in other operating expenses.

Enterprise Networks.    Enterprise Networks operating costs decreased by $6.0 million, or 4%, to $130.4 million for the six months ended December 31, 2018 from $136.4 million for the six months ended December 31, 2017. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops of $6.2 million, other operating expenses of $2.1 million and transaction costs of $1.7 million, partially offset by increases in stock-based compensation of $2.3 million, $1.4 million in depreciation and amortization and $0.3 million in compensation and benefits expenses.

zColo.    zColo operating costs increased by $6.8 million, or 6%, to $118.6 million for the six months ended December 31, 2018 from $111.8 million for the six months ended December 31, 2017. The increase in operating costs and expenses was primarily a result of increases of $4.9 million in depreciation and amortization expense, $3.3 million in Netex and Netops costs and $0.4 million in compensation and benefits, partially offset by decreases of $1.5 million in other operating expenses and $0.3 million in transaction costs.

Allstream.    Allstream operating costs decreased by $26.7 million, or 12%, to $201.2 million for the six months ended December 31, 2018 from $227.9 million for the six months ended December 31, 2017. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops costs of $24.4 million, $3.9 million in stock-based compensation, $3.6 million of compensation and benefits expenses and $3.9 million in transaction costs, partially offset by increases of $4.9 million in depreciation and amortization and $4.2 million in other operating expenses.

Other.    Other operating costs decreased by $1.6 million, or 15%, to $9.1 million for the six months ended December 31, 2018 from $10.7 million for the six months ended December 31, 2017. The decrease was directly attributed to a decrease in revenue associated with component sales.

The table below sets forth the components of our operating costs and expenses during the six months ended December 31, 2018 and 2017.

	For the six months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Netex	$243.8	$263.5	$(19.7)	(7)%
Compensation and benefits expenses	162.0	159.6	2.4	2%
Netops	145.9	141.8	4.1	3%
Other expenses	89.9	87.6	2.3	3%
Transaction costs	3.5	14.2	(10.7)	(75)%
Stock-based compensation	52.9	51.3	1.6	3%
Depreciation and amortization	314.7	379.5	(64.8)	(17)%
Total operating costs and expenses	$1,012.7	$1,097.5	$(84.8)	(8)%

Netex.    Our Netex decreased by $19.7 million, or 7%, to $243.8 million for the six months ended December 31, 2018 from $263.5 million for the six months ended December 31, 2017. The decrease in Netex was primarily due to increased costs in Fiscal 2018 as a result of acquisitions, in addition to cost savings, as planned network related synergies were realized.

 Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $2.4 million, or 2%, to $162.0 million for the six months ended December 31, 2018 from $159.6 million for the six months ended December 31, 2017. The increase in compensation and benefits expenses was primarily to support our growing business, including employees retained from businesses acquired during Fiscal 2018.

Netops.    Netops increased by $4.1 million, or 3%, to $145.9 million for the six months ended December 31, 2018 from $141.8 million for the six months ended December 31, 2017. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network. Our total network route miles increased approximately 5% to 130,865 miles at December 31, 2018 from 126,990 miles at December 31, 2017.

Other Expenses.    Other expenses increased by $2.3 million, or 3%, to $89.9 million for the six months ended December 31, 2018, from $87.6 million for the six months ended December 31, 2017. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 acquisitions.

Transaction Costs.    Transaction costs decreased by $10.7 million, or 75%, to $3.5 million for the six months ended December 31, 2018 from $14.2 million for the six months ended December 31, 2017.  The decrease is primarily the result of less acquisition activity than the comparison period.

 Stock-Based Compensation.    Stock-based compensation expense increased by $1.6 million, or 3%, to $52.9 million for the six months ended December 31, 2018 from $51.3 million for the six months ended December 31, 2017.  The increase in stock-based compensation expense was primarily driven by an increase in the number of Part A awards granted as compared to the six months ended December 31, 2017.

Depreciation and Amortization.   Depreciation and amortization expense decreased by $64.8 million, or 17%, to $314.7 million for the six months ended December 31, 2018 from $379.5 million for the six months ended December 31, 2017.  The decrease was primarily a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the six months ended December 31, 2018 and 2017, respectively.

	For the six months ended December 31,
	2018	2017	$ Variance	% Variance
	(in millions)
Interest expense	$(166.2)	$(146.7)	$(19.5)	(13)%
Loss on extinguishment of debt	—	(4.9)	4.9	*
Foreign currency (loss)/gain on intercompany loans	(12.9)	13.9	(26.8)	*
Other income/(expense), net	6.9	1.3	5.6	*
Total other expenses, net	$(172.2)	$(136.4)	$(35.8)	(26)%

* not meaningful

Interest expense.   Interest expense increased by $19.5 million, or 13%, to $166.2 million for the six months ended December 31, 2018 from $146.7 million for the six months ended December 31, 2017. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions, borrowings under the Revolver to repurchase our common stock and increasing LIBOR rates.

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

Foreign currency (loss)/gain on intercompany loans.  We recorded a foreign currency loss on intercompany loans of $12.9 million for the six months ended December 31, 2018, compared to a gain of $13.9 million for the six months ended December 31, 2017. We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash loss was driven by the strengthening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

Our provision for income taxes increased over the same period in the prior year by $17.2 million to $43.0 million for the six months ended December 31, 2018 from $25.8 million for the six months ended December 31, 2017. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

U.S. Tax Reform as well as a provision for uncertain tax positions has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for the current quarter and is the significant reason our effective tax rate is higher than the expected tax provision at the statutory rate.

Some U.S. Tax Reform provisions are effective beginning this fiscal year. As of December 31, 2018, the following provisions are not expected to have a material impact on tax expense: global intangible low taxed income, Base Erosion and Anti-abuse Tax, and the interest expense limitations. We anticipate the executive compensation limitations will have an impact. We continue to evaluate the aspects of U.S. Tax Reform as more information and guidance becomes available.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the six months ended December 31,
	2018	2017
	(in millions)
Expected provision at the statutory rate	$20.0	$17.4
Increase/(decrease) due to:
Non-deductible stock-based compensation	3.6	2.5
State income taxes benefit, net of federal benefit	4.0	1.5
Transaction costs not deductible for tax purposes	0.4	0.2
Change in statutory tax rates outside U.S.	(0.1)	0.8
Changes in uncertain tax positions	6.4	—
Foreign tax rate differential	1.5	(1.7)
U.S. Tax Reform	7.2	44.1
Change in valuation allowance	(0.8)	(31.4)
Other, net	0.8	(7.6)
Provision for income taxes	$43.0	$25.8

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

We also monitor Adjusted EBITDA because our subsidiaries have debt covenants that restrict their borrowing capacity that are based on a leverage ratio, which utilizes a modified EBITDA, as defined in our Credit Agreement and the indentures governing our outstanding Notes. The modified EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the pro forma Adjusted EBITDA of and expected cost synergies from the companies acquired by us during the quarter for which the debt compliance certification is due and gains/(losses) on business dispositions.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the three months ended December 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$183.1	$58.0	$33.4	$27.9	$17.6	$1.2	$—	$321.2
Interest expense	(48.4)	(14.2)	(7.7)	(9.6)	(4.1)	—	—	(84.0)
Provision for income taxes	—	—	—	—	(0.6)	—	(21.9)	(22.5)
Depreciation and amortization expense	(47.4)	(44.4)	(11.1)	(24.8)	(18.6)	(0.5)	(0.1)	(146.9)
Transaction costs	(1.1)	(0.6)	(0.5)	(0.4)	(0.2)	—	—	(2.8)
Stock-based compensation	(10.0)	(7.3)	(5.8)	(3.0)	—	(0.1)	—	(26.2)
Foreign currency loss on intercompany loans	—	—	—	—	—	—	(8.3)	(8.3)
Non-cash loss on investments	(0.4)	—	—	—	—	—	0.1	(0.3)
Net income/(loss)	$75.8	$(8.5)	$8.3	$(9.9)	$(5.9)	$0.6	$(30.2)	$30.2

	For the three months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$167.7	$57.1	$41.1	$31.0	$31.2	$0.9	$(0.1)	$328.9
Interest expense	(42.1)	(12.4)	(7.1)	(7.7)	(3.9)	—	0.1	(73.1)
Provision for income taxes	—	—	—	—	—	—	(20.4)	(20.4)
Depreciation and amortization expense	(99.8)	(42.2)	(11.0)	(22.8)	(19.5)	(0.4)	—	(195.7)
Transaction costs	(1.4)	(1.0)	(0.7)	(0.5)	(2.2)	—	(0.1)	(5.9)
Stock-based compensation	(7.7)	(5.5)	(3.7)	(3.0)	(3.4)	(0.3)	0.1	(23.5)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	3.1	3.1
Non-cash loss on investments	(0.3)	—	—	—	—	—	0.1	(0.2)
Net income/(loss)	$16.4	$(4.0)	$18.6	$(3.0)	$2.2	$0.2	$(17.2)	$13.2

	For the six months ended December 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$361.5	$115.1	$67.4	$55.9	$38.4	$2.3	$—	$640.6
Interest expense	(94.3)	(28.1)	(15.3)	(20.4)	(8.1)	—	—	(166.2)
Provision for income taxes	—	—	—	—	(7.7)	—	(35.3)	(43.0)
Depreciation and amortization expense	(119.1)	(84.2)	(22.3)	(51.0)	(37.0)	(1.0)	(0.1)	(314.7)
Transaction Costs	(1.1)	(0.7)	(0.7)	(0.6)	(0.4)	—	—	(3.5)
Stock-based compensation	(21.2)	(14.7)	(10.6)	(6.1)	—	(0.3)	—	(52.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	(12.9)	(12.9)
Gain on business disposition	—	—	—	—	5.5	—	—	5.5
Non-cash loss on investments	(0.6)	—	—	—	—	—	—	(0.6)
Net income/(loss)	$125.2	(12.6)	18.5	(22.2)	(9.3)	1.0	(48.3)	52.3

	For the six months ended December 31, 2017
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$327.4	$117.4	$74.5	$59.6	$64.4	$2.2	$(0.2)	$645.3
Interest expense	(82.2)	(24.9)	(14.4)	(17.5)	(7.8)	—	0.1	(146.7)
Provision for income taxes	—	—	—	—	—	—	(25.8)	(25.8)
Depreciation and amortization expense	(194.7)	(84.8)	(20.9)	(46.1)	(32.1)	(0.9)	—	(379.5)
Transaction Costs	(3.7)	(2.8)	(2.4)	(0.9)	(4.3)	—	(0.1)	(14.2)
Stock-based compensation	(19.5)	(13.1)	(8.3)	(6.1)	(3.9)	(0.5)	0.1	(51.3)
Loss on extinguishment of debt	—	—	—	—	—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	13.9	13.9
Non-cash loss on investments	(0.3)	—	—	—	—	—	—	(0.3)
Net income/(loss)	$27.0	(8.2)	28.5	(11.0)	16.3	0.8	(16.9)	36.5

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, working capital, debt service requirements and repurchases of our stock. We anticipate that our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

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

As of December 31, 2018, we had $176.4 million in cash and cash equivalents and a working capital deficit of $82.5 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. We have a current deferred revenue balance of $167.3 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the December 31, 2018 current deferred revenue balance. During the three months ended December 31, 2018, we drew $250.0 million under our Revolver to partially fund our $402.5 million in common stock repurchases, and paid down $40.0 million. As of December 31, 2018, we had $231.8 million available under our Revolver, subject to certain conditions. Accordingly, we believe that we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures decreased by $2.1 million, to $384.7 million during the six months ended December 31, 2018, as compared to $386.8 million for the six months ended December 31, 2017. As of December 31, 2018, we were contractually committed for $420.9 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these capital expenditure commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. As of December 31, 2018, we had $122.5 million of purchase commitments for telecommunications services over the next three years.

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

The following table sets forth components of our cash flow for the six months ended December 31, 2018 and 2017.

	Six Months Ended December 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$472.4	$456.7
Net cash used in investing activities	$(345.7)	$(387.0)
Net cash used in financing activities	$(203.6)	$(10.4)

Net Cash Flows provided by Operating Activities

Net cash flows provided by operating activities increased by $15.7 million, or 3%, to $472.4 million during the six months ended December 31, 2018 from $456.7 million during the six months ended December 31, 2017. Net cash flows provided by operating activities during the six months ended December 31, 2018 include our net income of $52.3 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $314.7 million, stock-based compensation expense of $52.9 million, deferred income taxes of $32.4 million, and foreign currency loss on intercompany loans of $12.9 million. Additions to deferred revenue of $81.1 million during the period were partially offset by amortization of deferred revenue of $74.3 million. Cash flow during the period was decreased by the net change in other working capital components of $3.8 million.

Net cash flows provided by operating activities during the six months ended December 31, 2017 include our net income of $36.5  million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $379.5 million, stock-based compensation expense of $51.3 million and deferred income taxes of $17.2 million, partially offset by foreign currency gain on intercompany loans of $13.9 million. Additions to deferred revenue of $61.9 million during the period were offset by amortization of deferred revenue of $65.6 million. Cash flow during the period was decreased by the net change in other working capital components of $22.5 million.

The increase in net cash flows from operating activities during the six months ended December 31, 2018 as compared to the six months ended December 31, 2017 is primarily due to a lower net decrease in working capital components.

Cash Flows used in Investing Activities

We used cash in investing activities of $345.7 million and $387.0 million during the six months ended December 31, 2018 and 2017, respectively. During the six months ended December 31, 2018, our principal use of cash for investing activities was for $384.7 million of additions to property and equipment partially offset by proceeds from the sale of SRT of $39.0 million.

During the six months ended December 31, 2017, our principal use of cash for investing activities was for additions to property and equipment.

Cash Flows used in Financing Activities

Our net cash used in financing activities was $203.6 million and $10.4 million during the six months ended December 31, 2018 and 2017, respectively.  Cash used in financing activities was primarily comprised of $402.5 million in purchases of our common stock, $40.0 million in payments on the Revolver, $4.0 million in capital lease payments, $2.6 million in payments on the Santa Clara acquisition financing agreement, $2.5 million in principal payments on our long-term debt and $2.0 million for other financing outflows. These movements were offset by $250.0 million in borrowings under the Revolver.

Our cash flows used in financing activities during the six months ended December 31, 2017 were primarily comprised of $313.2 million in principal payments on long-term debt, $4.0 million in principal payments on capital lease obligations, $3.4 million in payments of debt issuance costs and $2.6 million in payments on the Santa Clara acquisition financing agreement, partially offset by $312.8 million in debt proceeds.

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

As of December 31, 2018, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $491.3 million on our Term Loan Facility due 2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, $210.0 million on our Revolver and $181.9 million of capital lease obligations. As of December 31, 2018, we had $231.8 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,002.2 million as of December 31, 2018. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of December 31, 2018, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.7% and 4.3%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility and Revolver of one percentage point would increase our annualized interest expense on the Term Loan Facility and Revolver by approximately 20.7% or $19.7 million, based on the applicable interest rate as of December 31, 2018. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and six months ended December 31, 2018, our foreign activities accounted for approximately 21% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.4 million for the quarter ended December 31, 2018. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Other than the internal controls related to the adoption of ASC 606 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 set forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended December 31, 2018. There have been no material changes in our risk factors from those disclosed in our Annual Report and Quarterly Report discussed above.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents our purchase of equity securities reportable during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 - October 31, 2018	11,405,802	$31.17	14,161,110	$50.8
November 1 - November 30, 2018	1,561,861	29.98	15,722,971	—
December 1 - December 31, 2018	—	—	—	—
Total	12,967,663	$31.02	15,722,971	$—

(1)

On May 7, 2018, our Board of Directors authorized a six-month share repurchase program for up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. The authorization expired on November 7, 2018.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Restated Certificate of Incorporation of Zayo Group Holdings, Inc.

3.2*	Second Amended and Restated Bylaws of Zayo Group Holdings, Inc.

4.1**

Indenture, dated as of January 23, 2015, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on January 23, 2015, File No. 001-36690)

4.2**

Indenture, dated as of May 6, 2015, between Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 7, 2015, File No. 001-36690)

4.3**

Indenture, dated as of January 27, 2017, among Zayo Group, LLC, Zayo Capital, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on April 11, 2017, File No. 001-36690)

10.1**+

Amended and Restated Employment Agreement by and between Zayo Group, LLC and Matt Steinfort (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 23, 2018)

10.2**+

First Amendment to Amended and Restated Employment Agreement by and between Zayo Group, LLC and Matt Steinfort (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 7, 2018)

10.3*+	Revised Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards)

10.4*+	Revised Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part B Awards)

10.5*+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part B Awards – CEO and CFO)

10.6*+	Revised Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Non-Employee Director Awards)

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit
101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+  Management contract and/or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: February 7, 2019	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: February 7, 2019	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer