Form 10-Q
period 2019-03-31
Zayo Group Holdings, Inc.
filed 2019-05-09
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

ZAYo
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ZAYO	New York Stock Exchange

The number of outstanding shares of common stock of Zayo Group Holdings, Inc. as of May 7, 2019, was 235,583,764 shares.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31, 2019	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$179.7	$256.7
Trade receivables, net of allowance of $16.9 and $11.1 as of March 31, 2019 and June 30, 2018, respectively	216.9	235.6
Prepaid expenses	71.7	74.1
Other current assets	42.8	29.7
Assets held for sale	—	41.8
Total current assets	511.1	637.9
Property and equipment, net	5,679.1	5,427.6
Intangible assets, net	1,142.3	1,212.1
Goodwill	1,709.4	1,719.1
Deferred income taxes, net	30.7	37.6
Other assets	191.2	175.6
Total assets	$9,263.8	$9,209.9
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$47.5	$45.9
Accrued liabilities	298.2	312.3
Accrued interest	85.4	72.6
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	9.2	11.9
Deferred revenue, current	170.8	162.9
Liabilities associated with assets held for sale	—	6.1
Total current liabilities	616.1	616.7
Long-term debt, non-current	5,864.1	5,690.1
Capital lease obligation, non-current	171.5	121.6
Deferred revenue, non-current	1,135.9	1,076.3
Deferred income taxes, net	178.6	147.1
Other long-term liabilities	50.7	57.8
Total liabilities	8,016.9	7,709.6
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 235,583,764 and 246,438,483 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	0.2	0.2
Additional paid-in capital	1,554.0	1,881.6
Accumulated other comprehensive loss	(28.3)	(15.5)
Accumulated deficit	(279.0)	(366.0)
Total stockholders' equity	1,246.9	1,500.3
Total liabilities and stockholders' equity	$9,263.8	$9,209.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in millions, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue	$647.2	$649.0	$1,927.4	$1,945.2
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 9)	226.3	234.9	676.7	702.6
Selling, general and administrative expenses (including stock-based compensation—Note 9)	128.1	117.7	375.7	368.0
Depreciation and amortization	161.2	190.9	475.9	570.4
Total operating costs and expenses	515.6	543.5	1,528.3	1,641.0
Operating income	131.6	105.5	399.1	304.2
Other expenses
Interest expense	(86.4)	(75.3)	(252.6)	(222.0)
Loss on extinguishment of debt	—	—	—	(4.9)
Foreign currency gain/(loss) on intercompany loans	7.1	13.9	(5.8)	27.8
Other income, net	0.4	0.4	7.3	1.7
Total other expenses, net	(78.9)	(61.0)	(251.1)	(197.4)
Income from operations before income taxes	52.7	44.5	148.0	106.8
Provision for income taxes	18.0	21.0	61.0	46.8
Net income	$34.7	$23.5	$87.0	$60.0
Weighted-average shares used to compute net income per share:
Basic	234.9	248.1	239.5	247.3
Diluted	235.8	249.7	240.9	248.7
Net income per share:
Basic and diluted	$0.15	$0.09	$0.36	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income	$34.7	$23.5	$87.0	$60.0
Foreign currency translation adjustments, net of tax	7.2	(8.1)	(15.2)	14.8
Defined benefit pension plan adjustments, net of tax	(0.1)	(5.8)	2.4	(10.8)
Comprehensive income	$41.8	$9.6	$74.2	$64.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in millions, except share data)

	For the Three Months Ended March 31, 2019
	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	234,851,738	$0.2	$1,530.7	$(35.4)	$(313.7)	$1,181.8
Stock-based compensation	732,026	—	23.3	—	—	23.3
Foreign currency translation adjustment	—	—	—	7.2	—	7.2
Defined benefit pension plan adjustments	—	—	—	(0.1)	—	(0.1)
Net income	—	—	—	—	34.7	34.7
Balance at March 31, 2019	235,583,764	$0.2	$1,554.0	$(28.3)	$(279.0)	$1,246.9

	For the Three Months Ended March 31, 2018
	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	248,105,766	$0.2	$1,931.2	$23.3	$(432.4)	$1,522.3
Stock-based compensation	557,860	—	20.6	—	—	20.6
Foreign currency translation adjustment	—	—	—	(8.1)	—	(8.1)
Defined benefit pension plan adjustments	—	—	—	(5.8)	—	(5.8)
Net income	—	—	—	—	23.5	23.5
Balance at March 31, 2018	248,663,626	$0.2	$1,951.8	$9.4	$(408.9)	$1,552.5

	For the Nine Months Ended March 31, 2019
	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	246,438,483	$0.2	$1,881.6	$(15.5)	$(366.0)	$1,500.3
Stock-based compensation	2,119,173	—	74.9	—	—	74.9
Foreign currency translation adjustment	—	—	—	(15.2)	—	(15.2)
Repurchase and retirement of common shares	(12,973,892)	—	(402.5)	—	—	(402.5)
Defined benefit pension plan adjustments	—	—	—	2.4	—	2.4
Net income	—	—	—	—	87.0	87.0
Balance at March 31, 2019	235,583,764	$0.2	$1,554.0	$(28.3)	$(279.0)	$1,246.9

	For the Nine Months Ended March 31, 2018
	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2017	246,471,551	$0.2	$1,884.0	$5.4	$(468.9)	$1,420.7
Stock-based compensation	2,192,075	—	67.8	—	—	67.8
Foreign currency translation adjustment	—	—	—	14.8	—	14.8
Defined benefit pension plan adjustments	—	—	—	(10.8)	—	(10.8)
Net income	—	—	—	—	60.0	60.0
Balance at March 31, 2018	248,663,626	$0.2	$1,951.8	$9.4	$(408.9)	$1,552.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$87.0	$60.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	475.9	570.4
Loss on extinguishment of debt	—	4.9
Gain on sale of SRT	(5.5)	—
Non-cash interest expense	7.6	9.7
Stock-based compensation	79.9	70.5
Amortization of deferred revenue	(112.9)	(100.3)
Foreign currency loss/(gain) on intercompany loans	5.8	(27.8)
Deferred income taxes	37.1	39.0
Provision for bad debts	8.7	5.8
Non-cash loss on investments	0.8	0.5
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	5.5	(33.7)
Accounts payable and accrued liabilities	19.2	23.7
Additions to deferred revenue	138.7	138.0
Other assets and liabilities	(21.8)	(41.2)
Net cash provided by operating activities	726.0	719.5
Cash flows from investing activities
Purchases of property and equipment	(591.1)	(581.9)
Cash paid for acquisitions, net of cash acquired	—	(155.3)
Proceeds from sale of SRT, net of cash held in escrow	39.0	—
Other	—	(0.2)
Net cash used in investing activities	(552.1)	(737.4)
Cash flows from financing activities
Proceeds from debt	275.0	462.8
Principal payments on long-term debt	(108.8)	(314.4)
Principal payments on capital lease obligations	(5.6)	(6.4)
Payment of debt issue costs	—	(4.2)
Common stock repurchases	(402.5)	—
Cash paid for Santa Clara acquisition financing arrangement and other	(5.8)	(3.8)
Net cash (used in)/provided by financing activities	(247.7)	134.0
Net cash flows	(73.8)	116.1
Effect of changes in foreign exchange rates on cash	(6.6)	(7.3)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(80.4)	108.8
Cash, cash equivalents and restricted cash, beginning of year	261.3	225.2
Cash, cash equivalents and restricted cash, end of period	$180.9	$334.0

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$222.8	$195.1
Cash paid for income taxes	$3.5	$16.9
Non-cash purchases of equipment through capital leasing	$53.0	$18.2
Non-cash purchases of equipment through nonmonetary exchange	$35.7	$10.7
Decrease in accounts payable and accrued expenses for purchases of property and equipment	$(16.3)	$(45.8)

Reconciliation of cash, cash equivalents, and restricted cash:	March 31, 2019	June 30, 2018	March 31, 2018	June 30, 2017
Cash and cash equivalents	$179.7	$256.7	$329.3	$220.7
Restricted cash included in other assets	1.2	4.6	4.7	4.5
Total cash, cash equivalents and restricted cash	$180.9	$261.3	$334.0	$225.2

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

On May 3, 2018, the Company announced that it completed the first phase of its investigation on the advisability and feasibility of a conversion to a real estate investment trust for U.S. federal income tax purposes (a “REIT”). The Company has begun the next phase of its evaluation and preparation for a potential conversion to a REIT. As part of these efforts, the Company has begun a direct dialogue with the U.S. Internal Revenue Service (“IRS”) in an effort to obtain clarity and support for its position and is seeking a private letter ruling (“PLR”) from the IRS.  The Company’s ability to qualify for taxation as a REIT will depend upon its continuing compliance following REIT conversion with various requirements, including requirements related to the nature of its assets, the sources of its income and the distributions to its stockholders.

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

On November 7, 2018, the Company announced plans to separate into two publicly traded companies - one to focus on providing communications infrastructure and another to leverage infrastructure to provide solutions for enterprise customers - with the core tenets of the plan being simplification of the business and a focus on a communications infrastructure business. In February 2019, the Company announced that while the tenets of this plan

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

remain intact, the Company no longer believed it is in the shareholders’ best interests for the separation to include a public spin.

See Note 16—Subsequent Events for information on a significant merger development.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements and related notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q, and do not include all of the note disclosures required by GAAP for complete financial statements. These condensed consolidated financial statements should, therefore, be read in conjunction with the consolidated financial statements and notes thereto for the year ended June 30, 2018 included in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company have been included herein. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the operating results for any future interim period or the full year. Unless otherwise noted, dollar amounts and disclosures throughout the notes to the condensed consolidated financial statements are presented in millions of dollars.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify the income tax effects resulting from tax bill H.R.1 from accumulated other comprehensive income to retained earnings. The standard also requires certain new disclosures regardless of the election. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company), with early adoption permitted. The Company does not expect ASU 2018-02 to have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASC 606). The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for the Company). Early adoption is permitted. The standard will require application of the new guidance at the beginning of the earliest comparative period presented using a modified retrospective transition and provides for certain practical expedients. The Company established a project team and commenced an initial impact assessment process. To date, the Company has reviewed a sample of lessee and lessor arrangements and made preliminary assessments of the impact this standard will have on the consolidated financial statements. Additionally, the Company has commenced its implementation of a lease accounting software system. Although it is still assessing the impact of this standard, the Company expects the new guidance to significantly increase the reported assets and liabilities on the consolidated balance sheets. There are currently no plans to early adopt ASU 2016-02.

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of operations as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the statement of operations to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and interim periods within those fiscal years, and must be applied on a retrospective basis. The adoption did not result in a material impact to the condensed consolidated financial statements for either of the three and nine months ended March 31, 2019 or 2018 and retrospective application was applied.

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

The table below presents the impact the full retrospective adoption of ASC 606 had on the Company’s condensed statement of operations for the years ended June 30, 2018 and 2017 and each of the quarters of Fiscal 2018:

	Fiscal Year ended		Quarter Ended (unaudited)
	June 30, 2018	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
	(in millions)
Revenue	$(1.5)	$20.5	$(0.4)	$(0.4)	$(0.4)	$(0.3)
Operating costs	—	18.8	—	—	—	—
Selling, general and administrative expenses	1.1	0.2	(0.2)	0.6	(0.3)	1.0
Depreciation and amortization	(0.9)	(0.7)	(0.3)	(0.3)	(0.2)	(0.1)
Provision for income taxes	(2.7)	0.8	—	(2.5)	—	(0.2)
Net income	$1.0	$1.4	$0.1	$1.8	$0.1	$(1.0)

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s computation of diluted income per share included an adjustment of 0.9 million and 1.4 million shares for the three and nine months ended March 31, 2019, respectively, and included an adjustment of 1.6 million and 1.4 million shares for the three and nine months ended March 31, 2018, respectively, to the basic weighted-average shares to account for the dilutive effect of the Part A and Part B restricted stock units (“RSUs”) and related issuance of common shares upon vesting (see Note 9 – Stock-based Compensation) (calculated using the treasury method).

(3) ACQUISITIONS AND DISPOSITIONS

Since inception through March 31, 2019, the Company has consummated 45 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying condensed consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2018

Neutral Path Communications

On April 17, 2018, the Company acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. As of March 31, 2019,  $4.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes. Neutral Path is a long haul infrastructure provider, providing access to a fiber network section in the Midwest. The transaction added owned plus additional leased route miles to the Company’s extensive North American network, including a unique high-count fiber route from Minneapolis to Omaha.

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

Spread Networks

On February 28, 2018, the Company acquired Spread Networks, LLC (“Spread Networks”), a privately owned telecommunications provider that owns and offers access to a high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. During the three months ended March 31, 2019, the indemnification adjustment period expired and the final distribution of $0.6 million of the indemnity escrow fund was made. The all-cash acquisition was funded with cash on hand and debt and was considered an asset purchase for U.S. federal income tax purposes.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Optic Zoo Networks

On January 18, 2018, the Company acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. As of March 31, 2019, CAD $3.1 million (or $2.3 million) of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

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

As of March 31, 2019, the Company has completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment and resulting deferred taxes for all of its acquisitions completed during Fiscal 2018. As a result of integrated reporting, it is impracticable to determine the amount of revenue and net income associated with each acquisition recognized in the post-acquisition period.

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions. The Company incurred transaction costs of $0.9 million and $4.4 million for the three and nine months ended March 31, 2019, respectively, and $3.3 million and $17.5 million for the three and nine months ended March 31, 2018, respectively. Included in the three and nine months ended March 31, 2019 are transaction costs of $0.7 million and $1.6 million, respectively, related to divestitures of assets. Transaction costs have been included in selling, general and administrative expenses in the condensed consolidated statements of operations and in cash flows from operating activities in the condensed consolidated statements of cash flows during these periods.

Pro-forma Financial Information

The pro forma results presented below include the effects of the Company’s acquisitions for the nine months ended March 31, 2018 as if the Fiscal 2018 acquisitions occurred on July 1, 2017. The pro forma net income for the three and nine months ended March 31, 2018 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during Fiscal 2018 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2017.

	For the Three Months Ended March 31, 2018	For the Nine Months Ended March 31, 2018
	(in millions)
Revenue	$654.4	$1,966.5
Net income	$21.9	$53.7
Net income per share:
Basic and diluted	$0.09	$0.22

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dispositions Completed During Fiscal 2019

Scott-Rice Telephone Co.

On July 31, 2018, the Company completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of March 31, 2019,  $3.2 million of purchase consideration was held in escrow.  The Company recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. The Company acquired SRT as part of its March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

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

(4) GOODWILL

The Company’s goodwill balance was $1,709.4 million and $1,719.1 million as of March 31, 2019 and June 30, 2018, respectively.

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

As of March 31, 2019,  the Company’s SPGs were comprised of the following: Fiber Solutions, Zayo Wavelength Solutions (“Waves”), Zayo SONET Solutions (“SONET”), Zayo Ethernet Solutions (“Ethernet”), Live Video, Wide Area Networks (“WANs”, formerly Enterprise Private and Connectivity),   Zayo Cloud Solutions (“Cloud”), Zayo Colocation (“zColo”), CloudLink, Allstream, and Other (primarily ZPS).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following reflects the changes in the carrying amount of goodwill during the nine months ended March 31, 2019:

Product Group	As of June 30, 2018	Adjustments to Fiscal 2018 Acquisitions	Foreign Currency Translation and Other	As of March 31, 2019
	(in millions)
Fiber Solutions	$756.4	$(5.2)	$(0.8)	$750.4
Waves	194.8	(1.3)	(1.1)	192.4
Sonet	87.6	—	—	87.6
Ethernet	104.2	(0.2)	(0.3)	103.7
Live Video	3.3	—	—	3.3
WANs	179.3	—	—	179.3
zColo	260.1	—	(0.8)	259.3
Cloud	65.3	—	—	65.3
Cloudlink	13.5	—	—	13.5
Allstream	39.0	—	—	39.0
Other	15.6	—	—	15.6
Total	$1,719.1	$(6.7)	$(3.0)	$1,709.4

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) INTANGIBLE ASSETS

Identifiable intangible assets as of March 31, 2019 and June 30, 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
March 31, 2019
Finite-Lived Intangible Assets
Customer relationships	$1,597.7	$(475.8)	$1,121.9
Underlying rights and other	3.4	(1.3)	2.1
Total	1,601.1	(477.1)	1,124.0
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.8	—	14.8
Total	$1,619.4	$(477.1)	$1,142.3
June 30, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,597.0	$(405.6)	$1,191.4
Underlying rights and other	2.7	(0.6)	2.1
Total	1,599.7	(406.2)	1,193.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	15.1	—	15.1
Total	$1,618.3	$(406.2)	$1,212.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) LONG-TERM DEBT

As of March 31, 2019 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	March 31, 2019	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$490.0	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Apr 2020	Monthly	LIBOR +1.75%	170.0	—
Total obligations					5,909.3	5,743.1
Unamortized premium, net					12.0	11.6
Unamortized debt issuance costs					(52.2)	(59.6)
Carrying value of debt					5,869.1	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,864.1	$5,690.1

(1)    The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was in April 2019. See Note 16 - Subsequent Events.

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

In connection with the Repricing Amendment No. 2, the Company recognized an expense of $4.9 million during the nine months ended March 31, 2018 associated with debt extinguishment.  The $4.9 million loss on extinguishment of debt primarily represents non-cash expenses associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as further amended.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Repricing Amendment No. 2.

On December 22, 2017, ZGL and Zayo Capital entered into a third repricing amendment (the “Repricing Amendment No. 3”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 3, the Revolver under the Credit Agreement was repriced to bear interest at a rate of LIBOR plus 1.00% to LIBOR plus 1.75% per annum based on the Company’s leverage ratio, which represented a downward adjustment of 100 basis points. No other terms of the Credit Agreement were amended. The Revolver matures on April 17, 2020, which was subsequently extended as further defined and discussed below in Note 16 – Subsequent Events.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million. The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on ZGL’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver are subject to a fee of 1.00% to 1.75% per annum based upon ZGL’s leverage ratio.

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

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.7% and 4.3% as of March 31, 2019 and June 30, 2018, respectively. The weighted average interest rate on the Revolver was

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately 4.2% as of March 31, 2019.  The interest rate on the Revolver was approximately 3.8% as of June 30, 2018, and there were no borrowings outstanding under the Revolver as of such date.

The Company borrowed $25.0 million and $275.0 million under the Revolver during the three and nine months ended March 31, 2019, respectively. As of March 31, 2019, $170.0 million was outstanding under the Revolver and $1,759.3 million in aggregate principal amount was outstanding under the Term Loan Facility. Standby letters of credit were outstanding in the amount of $8.5 million as of March 31, 2019, leaving $271.5 million available under the Revolver, subject to certain conditions.

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

The Company was in compliance with all covenants associated with its debt agreements as of March 31, 2019.

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

The balance of debt issuance costs as of March 31, 2019 and June 30, 2018 was $52.2 million and $59.6 million, respectively, net of accumulated amortization of $61.9 million and $54.5 million, respectively. The amortization of debt issuance costs is included on the condensed consolidated statements of cash flows within non-cash interest expense along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $2.5 million and $7.4 million for the three and nine months ended March 31, 2019, respectively, and $2.4 million and $7.1 million for the three and nine months ended March 31, 2018, respectively.

Debt issuance costs are presented in the condensed consolidated balance sheets as a reduction to long-term debt, non-current.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) INCOME TAXES

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the three and nine month periods ended March 31, 2019 and 2018, respectively, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Applicable statutory rate	21%	28%	21%	28%
Expected provision at the statutory rate	$11.1	$12.4	$31.1	$29.8
Increase/(decrease) due to:
Stock-based compensation	1.7	1.6	5.3	4.1
State income tax expense, net of federal benefit	2.0	1.3	6.0	2.8
Non-deductible transaction costs	0.3	0.4	0.7	0.6
Change in statutory tax rates outside U.S.	—	—	(0.1)	0.8
Changes in uncertain tax positions	1.8	—	8.2	—
Foreign tax rate differential	1.4	(1.0)	2.9	(2.7)
U.S. Tax Reform	—	4.6	7.2	48.7
Change in valuation allowance	(1.5)	(0.2)	(2.3)	(31.6)
Other, net	1.2	1.9	2.0	(5.7)
Provision for income taxes	$18.0	$21.0	$61.0	$46.8

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

ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which will allow registrants to record provisional amounts during a measurement period. The measurement period is similar to the measurement period used when accounting for business combinations under ASC 805, Business Combinations. SAB 118 allows a registrant to recognize provisional amounts when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Provisional amounts were recorded in prior quarters; however, the measurement period ended as of December 31, 2018 and final amounts were recorded in the three months ended December 31, 2018. Therefore, no amounts were recognized related to U.S. Tax Reform under SAB 118 for the three months ended March 31, 2019.

Although these amounts are no longer provisional, the determination of U.S. Tax Reform’s income tax effects may change following future legislation or further interpretation based on the publication of U.S. Treasury regulations as well as guidance from the Internal Revenue Service and state tax authorities. Amounts recognized related to U.S. Tax Reform under SAB 118 for the nine months ended March 31, 2019:

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Tax Expense recognized for the Nine Months Ended March 31, 2019

Change in statutory tax rate, U.S. only	$6.2
Changes to indefinite reinvestment assertion	(0.2)
Repatriation Tax	1.2
Net impacts of U.S. Tax Reform	$7.2

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

As of March 31, 2019 and June 30, 2018, the Company had gross unrecognized tax benefits of $12.0 million and $3.0 million, respectively. During the nine months ended March 31, 2019, an additional $9.0 million ($8.2 million net of federal benefit) was recognized for prior year tax positions. These amounts include accrued interest and penalties of $1.9 million as of March 31, 2019 and $0.1 million as of June 30, 2018. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

(8) EQUITY

On May 7, 2018, the Board of Directors of the Company authorized the repurchase of up to $500 million of the Company’s common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. During the nine months ended March 31, 2019, the Company repurchased 12,973,892 shares of its outstanding common stock at an average price of $31.03, or $402.5 million.  The authorization expired on November 7, 2018 with the Company having repurchased $496.0 million under the authorization.

During the three and nine months ended March 31, 2019, the Company recorded an increase of  $23.3 million and  $74.9 million, respectively, in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards (See Note 9 –Stock-based Compensation).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the condensed consolidated statements of operations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(in millions)
Included in:
Operating costs	$2.4	$2.1	$7.8	$7.6
Selling, general and administrative expenses	24.6	17.1	72.1	62.9
Total stock-based compensation expense	$27.0	$19.2	$79.9	$70.5

Part A restricted stock units	$23.2	$16.8	$68.9	$58.4
Part B restricted stock units	3.1	1.9	9.3	10.6
Part C restricted stock units	0.7	0.5	1.7	1.5
Total stock-based compensation expense	$27.0	$19.2	$79.9	$70.5

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

During the three and nine months ended March 31, 2019, the Company recognized $23.2 million and $68.9 million, respectively, of compensation expense associated with the vested portion of the Part A awards. During the three and nine months ended March 31, 2018, the Company recognized $16.8 million and $58.4 million, respectively, of

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

compensation expense associated with the vested portion of the Part A awards. The March 2019 and June 2018 quarterly awards were recorded as liabilities totaling $5.9 million and $5.7 million, as of March 31, 2019 and June 30, 2018, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter.  The quarterly stock-based compensation liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At March 31, 2019, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $23.1 million.

The following table summarizes the Company’s Part A RSU activity for the nine months ended March 31, 2019:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2018	2,246,495	$35.08	6.4
Granted	2,206,340	28.74
Vested	(2,058,668)	34.13
Forfeited	(369,784)	n/a
Outstanding at March 31, 2019	2,024,383	$28.40	6.3

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

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are also awarded quarterly grants of RSUs under the same provisions as other Part B participants outlined above.  However, beginning with the grant during the three months ended December 31, 2018, in the case of the CEO, and beginning with the grant during the three months ended March 31, 2019, in the case of the CFO, awards are subject to additional vesting criteria that are based on the Company’s stock performance subsequent to the end of the measurement period.  In order for the CEO and CFO to receive the maximum award, the Company’s stock price must remain at or above the ending measurement period price for the six months subsequent to the end of the performance period.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the Company’s Part B RSU activity for the nine months ended March 31, 2019:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2018	185,775	$57.19	8.9
Granted	217,883	47.40
Vested	(124,129)	48.62
Forfeited	(5,141)	n/a
Outstanding at March 31, 2019	274,388	$51.35	8.1

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

	During the Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018
Part B RSUs granted	98,342	61,123	58,418
Maximum eligible shares of the Company's common stock	826,073	513,433	403,084
Average grant date fair value per Part B RSU	$52.81	$22.43	$64.41
Units converted to Company's common stock at vesting date	n/a	n/a	n/a

	During the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Part B RSUs granted	78,123	77,218	82,556	163,960
Maximum eligible shares of the Company's common stock	539,049	532,804	569,636	590,256
Average grant date fair value per Part B RSU	$74.44	$52.47	$45.10	$19.06
Units converted to Company's common stock at vesting date	n/a	—	—	54,671

During the three and nine months ended March 31, 2019, the Company recognized stock-based compensation expense of $3.1 million and $9.3 million, respectively, related to Part B awards. During the three and nine months ended March 31, 2018, the Company recognized stock-based compensation expense of $1.9 million and $10.6 million, respectively, related to Part B awards.

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations,

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $7.0 million at March 31, 2019.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made.  During the three and nine months ended March 31, 2019, the Company’s independent directors were granted 30,319 and 60,505 Part C RSUs, respectively. During the three and nine months ended March 31, 2018, the Company’s independent directors were granted 13,555 and 43,502 Part C RSUs, respectively. During the three and nine months ended March 31, 2019, the Company recognized $0.7 million and $1.7 million, respectively, of stock-based compensation expense associated with the Part C awards. During the three and nine months ended March 31, 2018, the Company recognized $0.5 million and $1.5 million, respectively, of compensation expense associated with the Part C RSUs.

(10) EMPLOYEE BENEFITS

The service cost component of the defined benefit pension and post-retirement benefit (OPEB) plans is included within selling, general and administrative expenses and all other components are recognized in other income, net in the accompanying condensed consolidated statements of operations.

	Pension Plans
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	( in millions)		( in millions)
Service cost	$0.8	$0.7	$2.2	$2.1
Interest cost	1.0	0.9	2.8	1.6
Expected return on plan assets	(1.5)	(1.4)	(4.1)	(2.5)
Amortization of service cost from earlier periods	0.2	0.2	0.6	0.2
Gain on curtailment(1)	—	—	(0.4)	—
Net periodic pension cost	$0.5	$0.4	$1.1	$1.4
(1)

During the three months ended September 30, 2018, the Company approved an amendment to the defined benefit pension plan freezing benefit accruals for certain members of the pension plan as of September 30, 2018. The plan freeze had an immaterial impact to the financial statements for the nine months ended March 31, 2019.

	OPEB Plans
	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	( in millions)		( in millions)
Service cost	$—	$—	$0.1	$0.1
Interest cost	—	0.1	0.2	0.3
Net periodic post-retirement benefit cost	$—	$0.1	$0.3	$0.4

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables and accounts payable approximated their fair values at March 31, 2019 and June 30, 2018 due to the short maturity of these instruments.

The carrying value of the Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,001.7 million and $4,003.4 million as of March 31, 2019 and June 30, 2018, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Notes as of March 31, 2019 and June 30, 2018 was estimated to be $3,998.0 million and $3,986.5 million, respectively. The Company’s fair value estimates associated with its obligations with respect to the Notes were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,749.6 million and $1,751.3 million as of March 31, 2019 and June 30, 2018, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one-month, three-month or six-month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of March 31, 2019 and June 30, 2018 was estimated to be $1,746.7 million and $1,772.3 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

As of March 31, 2019, there was a $170.0 million balance outstanding under the Company's Revolver. As of June 30, 2018, there was no balance outstanding under the Company's Revolver.

A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility and Revolver of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $19.3 million.

(12) COMMITMENTS AND CONTINGENCIES

Purchase commitments

At March 31, 2019, the Company was contractually committed for $446.0 million of capital expenditures for construction materials and purchases of property and equipment.  A majority of these purchase commitments are expected to be satisfied in the next twelve months. These purchase commitments are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

During the nine months ended March 31, 2019, the Company entered into a CAD $127.0 million (or $93.2 million) commitment for telecommunications services over a two year period. As of March 31, 2019, CAD $111.9 million (or $83.8 million) remained on the commitment.

Also, during the nine months ended March 31, 2019, the Company entered into a CAD $40.0 million (or $29.3 million) commitment for telecommunications services over a three year period. As of March 31, 2019, CAD $28.7 million (or $21.5 million) remained on the commitment.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outstanding Letters of Credit

As of March 31, 2019, the Company had $8.5 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of March 31, 2019, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.6 million) in letters of credit under a CAD $5.0 million (or $3.7 million) unsecured credit agreement.

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

The Company typically records revenues from leases of dark fiber, including indefeasible rights-of-use (“IRU”) agreements, over the term that the customer is given exclusive access to the assets. Dark fiber IRU agreements generally require the customer to make a down payment upon the execution of the agreement with monthly IRU fees paid over the contract term.  However, in some cases, the Company receives up to the entire lease payment at the inception of the lease and recognizes the revenue ratably over the lease term. Revenue related to professional services to provide network management and technical support is recognized as services are provided.

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

The Fiber Solutions segment may provide telecommunications construction solutions or perform variable non-routine maintenance activities that are billable to its customers.  These types of solutions are accounted for under ASC 606 and are recognized as the service is performed. Revenue recognized from these non-lease arrangements was $15.1 million and $29.7 million during the three and nine months ended March 31, 2019, respectively, and $6.7 million and $16.9 million during the three and nine months ended March 31, 2018, respectively.

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

The Company recognizes revenue on space and infrastructure leases on a straight-line basis over the customer lease term.  The Company’s customer leases often include customary renewal terms. However, the Company does not include any extension options in a customer’s lease term for lease classification purposes or recognizing rental revenue unless it is reasonably certain that the customer will exercise the extension renewal option. The excess of zColo lease revenue recognized in excess of lease payments received is recorded within other assets on the Company’s condensed consolidated balance sheets.

Customer power arrangements are coterminous with the respective customer lease and may be billed at fixed or variable rates.  The Company recognizes revenue on its fixed rate power contracts as the arrangements are rendered, as the customer simultaneously receives and consumes the benefit of the arrangements provided.  Variable contracts are invoiced based on usage and are billed in arrears and recognized as the usage occurs.  Revenue is recognized on remote hand services as the services are provided. Revenue recognized by the zColo segment from these non-lease arrangements was $13.7 million and $42.1 million during the three and nine months ended March 31, 2019, respectively, and was $14.3 million and $42.9 million during the three and nine months ended March 31, 2018, respectively.

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

	Three Months Ending	Year ended June 30,
	June 30, 2019	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Reportable Segment
Fiber Solutions	$1.7	$10.0	$5.0	$1.5	$—	$—	$18.2
Transport	129.3	320.3	156.5	56.9	22.8	24.7	710.5
Enterprise Networks	71.4	178.2	82.9	28.6	7.8	1.9	370.8
zColo	10.5	27.7	14.6	7.7	4.0	5.6	70.1
Allstream	59.6	74.2	18.9	4.2	1.2	0.3	158.4
Total	$272.5	$610.4	$277.9	$98.9	$35.8	$32.5	$1,328.0

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

The following table presents information about the Company’s customer receivables, contract assets and contract liabilities as of March 31, 2019 and June 30, 2018:

	March 31, 2019	June 30, 2018
	(in millions)
Customer receivable, net(1)	$168.2	$164.0
Contract liabilities(1)	$56.1	$68.9

 (1) Amounts do not include balances associated with lease revenue from the Company’s Fiber Solutions and zColo segments.

During the three and nine months ended March 31, 2019, the Company recognized $5.5 million and $16.4 million, respectively, of revenue that was included in contract liabilities as of June 30, 2018. During the three and nine months ended March 31, 2018, the Company recognized $5.6 million and $16.9 million, respectively, of revenue that was included in contract liabilities as of June 30, 2017.

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

As of March 31, 2019 and June 30, 2018, the Company had $6.0 million and $7.1 million, respectively, of short-term unamortized contract costs included in other current assets and $4.2 million and $5.6 million, respectively, of long term unamortized contract costs included in other assets on its condensed consolidated balance sheets. During the three and nine months ended March 31, 2019, the Company recorded $2.1 million and $6.0 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs.  During the three and nine months ended March 31, 2018, the Company recorded $2.3 million and $6.6 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs. The amortization period for these contract costs ranges from 12 to 51 months.

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

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the prior period:

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
	(in millions)	(in millions)
Revenues	$1.9	$5.6
Operating costs	$0.8	$2.0

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board, is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the three and nine months ended March 31, 2019, the Company reimbursed Mr. Caruso $0.3 million and $0.5 million, respectively, and during the three and nine months ended March 31, 2018, reimbursed $0.2 million and $0.5 million, respectively, for his business use of the aircraft.

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

In connection with the Company’s acquisition of Electric Lightwave Parent, Inc., the Company acquired certain customer contracts that included the bundled provision of VoIP and data connectivity solutions.  This bundled package was historically managed and reported as revenue by the Enterprise Networks segment.  Subsequent to June 30, 2018, operational changes were made which resulted in the management of these bundled contracts to be provided by the Allstream segment and as such a portion of the revenue associated with these contracts are now reported as revenue of the Allstream segment. The Enterprise Networks segment continues to own the infrastructure and equipment that supports these contracts and as such the segments entered into an intercompany agreement for the continued use of these assets, which will result in the recognition of intercompany revenue at the Enterprise Networks segment. Management determined it was impracticable to retrospectively present the impacts of this change to historical periods.  This change increased Allstream’s Segment Adjusted EBITDA for the three and nine months ended March 31, 2019 by $0.7 million and $2.1 million, respectively, and decreased Enterprise’s Segment Adjusted EBITDA for the three and nine months ended March 31, 2019 by $0.7 million and $2.1 million, respectively.

We continue to make certain operational changes that we expect to change the way the CODM makes resource allocation decisions and manages the Company (originally anticipated and previously disclosed to be effective January 1, 2019). As such, we expect for the quarter ending June 30, 2019, the Company will have four reportable segments: Zayo Networks, zColo, Allstream and Other. The Company will recast its prior period financial and operating metrics presented in previous filings to reflect the financial results of the Company’s new segment structure in its annual report for Fiscal 2019. The change will not have an impact on consolidated revenues, EBITDA, capital expenditures or assets.

Segment Adjusted EBITDA

Segment Adjusted EBITDA is the primary measure used by the Company’s CODM to evaluate segment operating performance.

The Company defines Segment Adjusted EBITDA as earnings/(loss) from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, gains/(losses) on business dispositions and non-cash income/(loss) on equity and cost method investments. The Company uses Segment Adjusted EBITDA to evaluate operating performance, and this financial measure is among the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

primary measures used by management for planning and forecasting of future periods. The Company believes the presentation of Segment Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of the Company’s results with the results of other companies that have different financing and capital structures.

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

	As of and for the Three Months Ended March 31, 2019
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$237.6	$170.4	$81.2	$57.4	$92.0	$8.6	$—	$647.2
Segment Adjusted EBITDA	187.5	56.8	33.4	27.5	14.4	1.9	(0.2)	321.3
Capital expenditures	125.0	48.4	9.8	18.5	4.7	—	—	206.4

	As of and for the Nine Months Ended March 31, 2019
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$687.2	$508.6	$245.4	$173.9	$293.7	$18.6	$—	$1,927.4
Segment Adjusted EBITDA	549.0	171.9	100.8	83.4	52.8	4.2	(0.2)	961.9
Total assets	5,115.7	1,881.1	757.4	1,062.4	390.3	32.4	24.5	9,263.8
Capital expenditures	330.5	136.9	39.7	70.2	13.8	—	—	591.1

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	As of and for the Three Months Ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$213.3	$166.5	$86.1	$59.6	$117.7	$5.8	$—	$649.0
Segment Adjusted EBITDA	170.9	55.0	36.2	28.7	26.8	1.7	0.1	319.4
Capital expenditures	102.7	49.0	15.7	25.5	2.2	—	—	195.1

	As of and for the Nine Months Ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$615.1	$500.5	$265.4	$177.9	$368.9	$17.4	$—	$1,945.2
Segment Adjusted EBITDA	498.3	172.4	110.7	88.3	91.2	3.9	(0.1)	964.7
Capital expenditures	324.5	134.5	36.2	78.1	8.6	—	—	581.9

	As of June 30, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Total assets	$4,937.3	$1,870.9	$754.6	$1,032.4	$465.5	$33.4	$115.8	$9,209.9

Reconciliation from Total Segment Adjusted EBITDA to income from operations before taxes:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Total Segment Adjusted EBITDA	$321.3	$319.4
Interest expense	(86.4)	(75.3)
Depreciation and amortization expense	(161.2)	(190.9)
Transaction costs	(0.9)	(3.3)
Stock-based compensation	(27.0)	(19.2)
Foreign currency (loss)/gain on intercompany loans	7.1	13.9
Non-cash loss on investments	(0.2)	(0.1)
Income from operations before income taxes	$52.7	$44.5

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Nine Months Ended March 31,
	2019	2018
	(in millions)
Total Segment Adjusted EBITDA	$961.9	$964.7
Interest expense	(252.6)	(222.0)
Depreciation and amortization expense	(475.9)	(570.4)
Transaction costs	(4.4)	(17.5)
Stock-based compensation	(79.9)	(70.5)
Loss on extinguishment of debt	—	(4.9)
Foreign currency (loss)/gain on intercompany loans	(5.8)	27.8
Gain on business disposition	5.5	—
Non-cash loss on investments	(0.8)	(0.4)
Income from operations before income taxes	$148.0	$106.8

(16) SUBSEQUENT EVENTS

Revolving Credit Facility Borrowings

On April 3, 2019, ZGL and Zayo Capital (the “Borrowers”) entered into Extension Amendment No. 1 to the Credit Agreement (the “Extension Amendment”) with respect to the Revolver. Under the terms of the Extension Amendment, the maturity date of the revolving credit facility was extended from April 17, 2020 to the earliest of (i) April 17, 2023, (ii) six months prior to the maturity date of the Borrowers’ $500.0 million term loan tranche, which matures on January 19, 2021, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full, and (iii) six months prior to the maturity date of the 2023 Unsecured Notes, which mature on April 1, 2023, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full.  No other terms of the Credit Agreement were amended.

Significant Merger Development

On May 8, 2019, the Company, Front Range TopCo, Inc. (“Parent”), a Delaware corporation and Front Range BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by a consortium of private equity funds including affiliates of EQT Infrastructure IV, Digital Colony Partners, LP, DC Front Range Holdings I, LP and FMR LLC (the “Consortium”). Upon the close of the Merger (defined below), the Company will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium. Capitalized terms used herein not otherwise defined have the meanings set forth in the Merger Agreement.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each outstanding share of common stock of the Company, par value $0.001 per share (“Common Stock”) (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in the treasury of the Company, all of which shall be canceled without any consideration being exchanged therefor or shares of Company Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash (the “Merger Consideration”).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Company Common Stock, (ii) the receipt of specified required regulatory approvals, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to “material adverse effect” and materiality qualifications) and (v) compliance with covenants in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the first half of 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

Information contained or incorporated by reference in this Quarterly Report on Form 10-Q (this “Report”) and in other filings by Zayo Group Holdings, Inc. (the “Company,” “we” or “us”) with the Securities and Exchange Commission (the “SEC”) that is not historical by nature constitutes “forward-looking statements,” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, completion of the Merger and uncertainty among customers and employees regarding the Merger, and potential organizational strategies that we may opt to pursue in the future, such as our proposed restructuring activities and potential REIT conversion including our ability to successfully combine our divisions and the feasibility and timing of any REIT conversion. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on August 24, 2018 (as amended by the Form 10-K/A filed with the SEC on September 20, 2018, our “Annual Report”), and in Item 1A. of this Quarterly Report on Form 10-Q and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events, except as may be required by law.

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

On November 7, 2018, we announced plans to separate into two publicly traded companies- one to focus on providing communications infrastructure and another to leverage infrastructure to provide solutions for enterprise customers- with the core tenets of the plan being simplification of the business and a focus on a communications infrastructure business. In February 2019, we announced that while the tenets of this plan remain intact, we no longer believed it is in the shareholders’ best interest for the separation to include a public spin.

On May 8, 2019, we, Parent and Merger Sub entered into the Merger Agreement to be acquired by the Consortium. Upon the close of the Merger, we will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium. See Note 16—Subsequent Events to the condensed consolidated financial statements for additional information.

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

Reportable Segments and our Strategic Product Groups

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within us for making operating decisions, allocating resources, and assessing performance. During Fiscal 2018, with the continued increase in its scope and scale, our chief operating decision maker ("CODM"), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages us. The change in structure had the impact of re-aligning our existing Strategic Product Groups (“SPGs”) within our existing segments. The changes in structure also resulted in changes in how we measure the relative burden each segment bears of indirect and corporate related costs, and in adjustments to intercompany pricing that more closely align to third party pricing on the products and offerings which are exchanged between our SPGs. See Note 15 – Segment Reporting, in our condensed consolidated financial statements for further description of the changes. Where practicable, changes to all prior period financial and operational metrics have been recasted in our quarterly report for comparability. We have six reportable segments as described below:

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

We continue to make certain operational changes that we expect to change the way the CODM makes resource allocation decisions and manages the Company (originally anticipated and previously disclosed to be effective January 1, 2019). As such, we expect for the quarter ending June 30, 2019, the Company will have four reportable segments: Zayo Networks, zColo, Allstream and Other. The Company will recast its prior period financial and operating metrics presented in previous filings to reflect the financial results of the Company’s new segment structure in its annual report for Fiscal 2019. The change will not have an impact on consolidated revenues, EBITDA, capital expenditures or assets.

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

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe that we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 45 acquisitions through March 31, 2019.

As a result of the growth of our business from these acquisitions and the capital expenditures and increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Recent Acquisitions

Neutral Path Communications

On April 17, 2018, we acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. The purchase price is subject to net working capital and certain post-closing adjustments. As of March 31, 2019, $4.0 million of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes.

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

Spread Networks

On February 28, 2018, we acquired Spread Networks, LLC (“Spread Networks”), a privately-owned telecommunications provider that owns and offers access to a 825-mile, high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired, subject to certain post-closing adjustments. During the three months ended March 31, 2019, the indemnification adjustment period expired and the final distribution of $0.6 million of the indemnity escrow fund was made.  The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes.

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

Optic Zoo Networks

On January 18, 2018, we acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired, subject to certain post-closing adjustments. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. As of March 31, 2019, CAD $3.1 million (or $2.3 million), of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

The transaction strengthens Zayo’s position in Vancouver and Western Canada, adding 103 route miles and more than 100 on-net buildings to Zayo’s Vancouver footprint.

The results of the acquired Optic Zoo Networks business are included in our operating results beginning January 18, 2018.

Disposition

Scott-Rice Telephone Co.

On July 31, 2018, we completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of March 31, 2019, $3.2 million of purchase consideration was held in escrow.  We recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the condensed consolidated statements of operations. We acquired SRT as part of our March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

Substantial Indebtedness

As of March 31, 2019 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or most recent amendment	Maturity	Interest Payments	Interest Rate	March 31, 2019	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$490.0	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3
6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Apr 2020	Monthly	LIBOR +1.75%	170.0	—
Total obligations					5,909.3	5,743.1
Unamortized premium, net					12.0	11.6
Unamortized debt issuance costs					(52.2)	(59.6)
Carrying value of debt					5,869.1	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,864.1	$5,690.1

(1)  The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving  Loan Facility was in April 2019.  See Note 16 – Subsequent Events in the notes to the condensed consolidated financial statements.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 4.7% and 4.3% at March 31, 2019 and June 30, 2018, respectively. The weighted average interest rate on the Revolver was approximately 4.2% as of March 31, 2019. The interest rate on the Revolver was approximately 3.8% as of June 30, 2018, and there were no borrowings outstanding under the Revolver as of such date. As of March 31, 2019, $170.0 million was outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.5 million as of March 31, 2019, leaving $271.5 million available under the Revolver, subject to certain conditions.

Substantial Capital Expenditures

During the nine months ended March 31, 2019 and 2018, we invested $591.1 million and $581.9 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$237.6	$213.3	$24.3	11%
Transport	170.4	166.5	3.9	2%
Enterprise Networks	81.2	86.1	(4.9)	(6)%
zColo	57.4	59.6	(2.2)	(4)%
Allstream	92.0	117.7	(25.7)	(22)%
Other	8.6	5.8	2.8	48%
Consolidated	$647.2	$649.0	$(1.8)	*

_______________________

*not meaningful

Our total revenue decreased by $1.8 million to $647.2 million for the three months ended March 31, 2019 from $649.0 million for the three months ended March 31, 2018.

We estimate that the period-over-period pro-forma organic revenue decline was approximately 1.1%. Our pro-forma revenue decline was primarily driven by changes in exchange rates. The average exchange rate of the GBP against the USD weakened by 6.4%, the average exchange rate of the Euro against the USD weakened by 7.6%, and the average exchange rate of the CAD against the USD weakened by 4.9% during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  We estimate that pro-forma revenue was negatively impacted by fluctuations in foreign currency rates between the three months ended March 31, 2019 and March 31, 2018 by $8.2 million, resulting in a period-over-period pro-forma organic revenue increase of $0.9 million, or approximately 0.1%.

During the three months ended March 31, 2019 and 2018, we recognized net installs of $1.7 million and $2.3 million, respectively, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $24.3 million, or 11%, to $237.6 million for the three months ended March 31, 2019 from $213.3 million for the three months ended March 31, 2018. The increase was a result of both organic related growth, including the sale of fiber assets, and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $3.9 million, or 2%, to $170.4 million for the three months ended March 31, 2019 from $166.5 million for the three months ended March 31, 2018. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment decreased by $4.9 million, or 6%, to $81.2 million for the three months ended March 31, 2019 from $86.1 million for the three months ended March 31, 2018. The decrease was due to the timing of gross installs and foreign currency movements and increased churn.

zColo.   Revenue from our zColo segment decreased by $2.2 million, or 4%, to $57.4 million for the three months ended March 31, 2019 from $59.6 million for the three months ended March 31, 2018. The decrease was due to the timing of net installs and foreign currency movements.

Allstream.   Revenue from our Allstream segment decreased by $25.7 million, or 22%, to $92.0 million for the three months ended March 31, 2019 from $117.7 million for the three months ended March 31, 2018. The decrease was due to increased churn.

Other.   Revenue from our Other segment increased by $2.8 million, or 48%, to $8.6 million for the three months ended March 31, 2019 from $5.8 million for the three months ended March 31, 2018.  The Other segment represented 1% of our total revenue during the three months ended March 31, 2019.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Three Months Ended March 31,
	2019		2018
	(in millions)
Monthly recurring revenue	$573.8	89%	$583.8	90%
Amortization of deferred revenue	38.6	6%	34.7	5%
Usage revenue	15.1	2%	18.4	3%
Other revenue	19.7	3%	12.1	2%
Total Revenue	$647.2	100%	$649.0	100%

Operating Costs and Expenses

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$124.5	$135.4	$(10.9)	(8)%
Transport	163.8	156.9	6.9	4%
Enterprise Networks	65.1	68.2	(3.1)	(5)%
zColo	60.3	56.7	3.6	6%
Allstream	94.2	121.3	(27.1)	(22)%
Other	7.7	5.0	2.7	54%
Consolidated	$515.6	$543.5	$(27.9)	(5)%

Our operating costs decreased by $27.9 million, or 5%, to $515.6 million for the three months ended March 31, 2019 from $543.5 million for the three months ended March 31, 2018. The decrease in consolidated operating costs was primarily due to decreases in depreciation and amortization of $29.7 million, $6.8 million in Netex and Netops and $2.4 million in transaction costs, partially offset by increases of $7.8 million in stock-based compensation, $2.1 million in compensation and benefits expenses and $1.1 million in other expenses.

Fiber Solutions.    Fiber Solutions operating costs decreased by $10.9 million, or 8%, to $124.5 million for the three months ended March 31, 2019 from $135.4 million for the three months ended March 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases of $22.7 million in depreciation and amortization as a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years and $0.9 million in transaction costs, partially offset by increases of $4.7 million in stock-based compensation, $3.9 million in other expenses, $2.6 million in compensation and benefits expenses and $1.5 million in Netex and Netops costs.

Transport.    Transport operating costs increased by $6.9 million, or 4%, to $163.8 million for the three months ended March 31, 2019 from $156.9 million for the three months ended March 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $2.8 million in depreciation and amortization, $2.6 million in Netex and Netops costs,  $2.3 million in stock-based compensation, and $0.7 million in compensation and benefits expenses, partially offset by decreases of $0.9 million in other expenses and $0.6 million in transaction costs.

Enterprise Networks.    Enterprise Networks operating costs decreased by $3.1 million, or 5%, to $65.1 million for the three months ended March 31, 2019 from $68.2 million for the three months ended March 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases of $2.1 million in Netex and Netops costs, $0.9 million in depreciation and amortization, $0.9 million in other expenses, and $0.5 million in transaction costs, partially offset by increases of $1.0 million in compensation and benefits expenses and $0.3 million in stock-based compensation.

zColo.    zColo operating costs increased by $3.6 million, or 6%, to $60.3 million for the three months ended March 31, 2019 from $56.7 million for the three months ended March 31, 2018. The increase in operating costs and expenses was primarily a result of increases in depreciation and amortization expense of $3.8 million, $1.1 million in stock-based compensation, $0.3 million in compensation and benefits expenses, partially offset by decreases of $0.9 million in other expenses, $0.4 million in Netex and Netops costs and $0.3 million in transaction costs.

Allstream.    Allstream operating costs decreased by $27.1 million, or 22%, to $94.2 million for the three months ended March 31, 2019 from $121.3 million for the three months ended March 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases of $12.6 million in depreciation and amortization expense, $11.2 million in Netex and Netops costs, $2.3 million in compensation and benefits expenses, $0.6 million in stock-based compensation, and $0.2 million in transaction costs, and other expenses of $0.2 million.

Other. Other operating costs and expenses were $7.7 million for the three months ended March 31, 2019, as compared to $5.0 million for the three months ended March 31, 2018. The increase was directly attributed to an increase in revenue associated with equipment sales.

The table below sets forth the components of our operating costs and expenses during the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Netex	$122.9	$127.2	$(4.3)	(3)%
Compensation and benefits expenses	84.6	82.5	2.1	3%
Netops	70.8	73.3	(2.5)	(3)%
Other expenses	48.2	47.1	1.1	2%
Transaction costs	0.9	3.3	(2.4)	(73)%
Stock-based compensation	27.0	19.2	7.8	41%
Depreciation and amortization	161.2	190.9	(29.7)	(16)%
Total operating costs and expenses	$515.6	$543.5	$(27.9)	(5)%

Netex.    Our Netex decreased by $4.3 million, or 3%, to $122.9 million for the three months ended March 31, 2019 from $127.2 million for the three months ended March 31, 2018. The decrease in Netex was primarily due to increased costs in Fiscal 2018 as a result of acquisitions, in addition to cost savings as planned network related synergies were realized.

Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $2.1 million, or 3%, to $84.6 million for the three months ended March 31, 2019 from $82.5 million for the three months ended March 31, 2018. The increase in compensation and benefits expenses was primarily to support our growing business, including to a lesser extent employees retained from businesses acquired during Fiscal 2018.

Netops.    Netops decreased by $2.5 million, or 3%, to $70.8 million for the three months ended March 31, 2019 from $73.3 million for the three months ended March 31, 2018. The decrease was a result of cost savings.

Other Expenses.    Other expenses increased by $1.1 million, or 2%, to $48.2 million for the three months ended March 31, 2019 from $47.1 million for the three months ended March 31, 2018. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 acquisitions and higher bad debt expense.

Transaction Costs. Transaction costs decreased by $2.4  million, or 73%, to $0.9 million for the three months ended March 31, 2019 from $3.3 million for the three months ended March 31, 2018. The decrease is primarily the result of less acquisition activity than the comparison period.

Stock-Based Compensation.    Stock-based compensation expense increased by $7.8 million, or 41%, to $27.0 million for the three months ended March 31, 2019 from $19.2 million for the three months ended March 31, 2018.  The increase in stock-based compensation expense was primarily driven by increases in the number of Part A awards granted.

Depreciation and Amortization.    Depreciation and amortization expense decreased by $29.7 million, or 16%, to $161.2 million for the three months ended March 31, 2019 from $190.9 million for the three months ended March 31, 2018.  The decrease was primarily a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the three months ended March 31, 2019 and 2018, respectively.

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Interest expense	$(86.4)	$(75.3)	$(11.1)	(15)%
Foreign currency gain/(loss) on intercompany loans	7.1	13.9	(6.8)	(49)%
Other income, net	0.4	0.4	—	*
Total other expenses, net	$(78.9)	$(61.0)	$(17.9)	(29)%

* not meaningful

Interest expense.   Interest expense increased by $11.1 million, or 15%, to $86.4 million for the three months ended March 31, 2019 from $75.3 million for the three months ended March 31, 2018. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions, borrowings under the Revolver to repurchase our common stock and increasing LIBOR rates.

Foreign currency gain/(loss) on intercompany loans.   We recorded a foreign currency gain on intercompany loans of $7.1 million for the three months ended March 31, 2019, compared to $13.9 million for the three months ended March 31, 2018. We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. The decrease in the non-cash gain was driven by the strengthening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

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

ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which will allow registrants to record provisional amounts during a measurement period. The measurement period ended as of December 31, 2018 and final amounts were recorded.

Some U.S. Tax Reform provisions are effective beginning this fiscal year. As of March 31, 2019, the following provisions are not expected to have a material impact on tax expense: Global Intangible Low-Taxed Income (GILTI), Base Erosion and Anti-abuse Tax (BEAT), and the interest expense limitations. For the three months ended March 31, 2019, the executive compensation limitations had an immaterial impact. We continue to evaluate the impact of U.S. Tax Reform as more information and guidance becomes available.

Our provision for income taxes decreased over the same quarter in the prior year by $3.0 million to $18.0 million for the three months ended March 31, 2019 from $21.0 million for the three months ended March 31, 2018. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Three Months Ended March 31,
	2019	2018
	(in millions)
Applicable statutory rate	21%	28%
Expected provision at the statutory rate	$11.1	$12.4
Increase/(decrease) due to:
Stock-based compensation	1.7	1.6
State income tax expense, net of federal benefit	2.0	1.3
Non-deductible transaction costs	0.3	0.4
Changes in uncertain tax positions	1.8	—
Foreign tax rate differential	1.4	(1.0)
U.S. Tax Reform	—	4.6
Change in valuation allowance	(1.5)	(0.2)
Other, net	1.2	1.9
Provision for income taxes	$18.0	$21.0

Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

	For the Nine Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Fiber Solutions	$687.2	$615.1	$72.1	12%
Transport	508.6	500.5	8.1	2%
Enterprise Networks	245.4	265.4	(20.0)	(8)%
zColo	173.9	177.9	(4.0)	(2)%
Allstream	293.7	368.9	(75.2)	(20)%
Other	18.6	17.4	1.2	7%
Consolidated	$1,927.4	$1,945.2	$(17.8)	(1)%

Our total revenue decreased by $17.8 million, or less than 1%, to $1,927.4 million for the nine months ended March 31, 2019, from $1,945.2 million for the nine months ended March 31, 2018.

We estimate that the period-over-period pro-forma organic revenue decrease was approximately 2.0%. Our pro-forma revenue decline was primarily driven by changes in exchange rates. The average exchange rate of the GBP against the USD weakened by 3.4%, the average exchange rate of the Euro against the USD weakened by 4.0%, and the average exchange rate of the CAD against the USD weakened by 4.3% during the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018.  We estimate that pro-forma revenue was negatively impacted by foreign currency exchange fluctuations between the nine months ended March 31, 2019 and March 31, 2018 by $21.1 million for a total period-over-period pro-forma organic revenue decline of approximately 1.1%.

During the nine months ended March 31, 2019, we recognized net installs of $4.4 million compared to $5.0 million during the nine months ended March 31, 2018, excluding Allstream.

Fiber Solutions.   Revenue from our Fiber Solutions segment increased by $72.1 million, or 12%, to $687.2 million for the nine months ended March 31, 2019 from $615.1 million for the nine months ended March 31, 2018.  The increase was a result of both organic related growth, including the sale of fiber assets, and acquisition related growth.

Transport.   Revenue from our Transport segment increased by $8.1 million, or 2%, to $508.6 million for the nine months ended March 31, 2019 from $500.5 million for the nine months ended March 31, 2018. The increase was a result of both organic and acquisition related growth.

Enterprise Networks.   Revenue from our Enterprise Networks segment decreased by $20.0 million, or 8%, to $245.4 million for the nine months ended March 31, 2019 from $265.4 million for the nine months ended March 31, 2018. The decrease was due to the timing of gross installs and foreign currency movements and increased churn.

zColo.  Revenue from our zColo segment decreased by $4.0 million, or 2%, to $173.9 million for the nine months ended March 31, 2019 from $177.9 million for the nine months ended March 31, 2018. The decrease was due to the timing of net installs and foreign currency movements.

Allstream.  Revenue from our Allstream segment decreased by $75.2 million, or 20%, to $293.7 million for the nine months ended March 31, 2019 from $368.9 million for the nine months ended March 31, 2018. The decrease was due to increased churn.

Other.   Revenue from our Other segment increased by $1.2 million, or 7%, to $18.6 million for the nine months ended March 31, 2019 from $17.4 million for the nine months ended March 31, 2018. The Other segment represented less than 1% of our total revenue during the nine months ended March 31, 2019.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Nine Months Ended March 31,
	2019		2018
	(in millions)
Monthly recurring revenue	$1,728.5	90%	$1,752.5	90%
Amortization of deferred revenue	112.9	6%	100.3	5%
Usage revenue	46.7	2%	56.6	3%
Other revenue	39.3	2%	35.8	2%
Total Revenue	$1,927.4	100%	$1,945.2	100%

Operating Costs and Expenses

	For the Nine Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Fiber Solutions	$354.8	$428.6	$(73.8)	(17)%
Transport	486.9	474.4	12.5	3%
Enterprise Networks	195.5	204.6	(9.1)	(4)%
zColo	178.9	168.5	10.4	6%
Allstream	295.4	349.2	(53.8)	(15)%
Other	16.8	15.7	1.1	7%
Consolidated	$1,528.3	$1,641.0	$(112.7)	(7)%

Our operating costs decreased by $112.7 million, or 7%, to $1,528.3 million for the nine months ended March 31, 2019 from $1,641.0 million for the nine months ended March 31, 2018. The decrease in consolidated operating costs was primarily due to decreases in depreciation and amortization of $94.5 million, $24.0 million in Netex costs and $13.1 million in transaction costs, partially offset by increases of $9.4 million in stock-based compensation, $4.5 million in compensation and benefits expenses, $3.4 million in other expenses and $1.6 million in Netops.

Fiber Solutions.    Fiber Solutions operating costs decreased by $73.8 million, or 17%, to $354.8 million for the nine months ended March 31, 2019 from $428.6 million for the nine months ended March 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases of $98.3 million in depreciation and amortization as a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years and $3.5 million in transaction costs, partially offset by increases of $9.8 million in Netex and Netops costs, $6.4 million in stock-based compensation, $6.3 million in compensation and benefits expenses and $5.5 million in other expenses.

 Transport.    Transport operating costs increased by $12.5 million, or 3%, to $486.9 million for the nine months ended March 31, 2019 from $474.4 million for the nine months ended March 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $8.5 million in Netex and Netops costs, $3.9 million in stock-based compensation, $2.2 million in depreciation and amortization and $1.6 million in compensation and benefits expenses, partially offset by decreases of $2.7 million in transaction costs, and $1.0 million in other expenses.

Enterprise Networks.    Enterprise Networks operating costs decreased by $9.1 million, or 4%, to $195.5 million for the nine months ended March 31, 2019 from $204.6 million for the nine months ended March 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops of $8.2 million, other expenses of $3.1 million, and transaction costs of $2.2 million, partially offset by increases in stock-based compensation of $2.6 million, $1.3 million in compensation and benefits expenses and $0.5 million in depreciation and amortization.

zColo.    zColo operating costs increased by $10.4 million, or 6%, to $178.9 million for the nine months ended March 31, 2019 from $168.5 million for the nine months ended March 31, 2018. The increase in operating costs and expenses was primarily a result of increases of $8.7 million in depreciation and amortization expense, $2.9 million in Netex and Netops costs, $1.1 million in stock-based compensation and $0.7 million in compensation and benefits, partially offset by decreases of $2.4 million in other expenses and $0.6 million in transaction costs.

Allstream.    Allstream operating costs decreased by $53.8 million, or 15%, to $295.4 million for the nine months ended March 31, 2019 from $349.2 million for the nine months ended March 31, 2018. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops costs of $35.6 million, $7.7 million in depreciation and amortization, $5.9 million of compensation and benefits expenses, $4.5 million in stock-based compensation and $4.1 million in transaction costs, partially offset by an increase of $4.0 million in other expenses.

Other.    Operating costs from our Other segment increased by $1.1 million, or 7%, to $16.8 million for the nine months ended March 31, 2019 from $15.7 million for the nine months ended March 31, 2018.

The table below sets forth the components of our operating costs and expenses during the nine months ended March 31, 2019 and 2018.

	For the Nine Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Netex	$366.7	$390.7	$(24.0)	(6)%
Compensation and benefits expenses	246.6	242.1	4.5	2%
Netops	216.7	215.1	1.6	1%
Other expenses	138.1	134.7	3.4	3%
Transaction costs	4.4	17.5	(13.1)	(75)%
Stock-based compensation	79.9	70.5	9.4	13%
Depreciation and amortization	475.9	570.4	(94.5)	(17)%
Total operating costs and expenses	$1,528.3	$1,641.0	$(112.7)	(7)%

Netex.    Our Netex decreased by $24.0 million, or 6%, to $366.7 million for the nine months ended March 31, 2019 from $390.7 million for the nine months ended March 31, 2018. The decrease in Netex was primarily due to increased costs in Fiscal 2018 as a result of acquisitions, in addition to cost savings as planned network related synergies were realized.

 Compensation and Benefits Expenses.    Compensation and benefits expenses increased by $4.5 million, or 2%, to $246.6 million for the nine months ended March 31, 2019 from $242.1 million for the nine months ended March 31, 2018. The increase in compensation and benefits expenses was primarily to support our growing business, including employees retained from businesses acquired during Fiscal 2018.

Netops.    Netops increased by $1.6 million, or 1%, to $216.7 million for the nine months ended March 31, 2019 from $215.1 million for the nine months ended March 31, 2018. The increase principally reflected the organic and inorganic growth of our network and the related expenses of operating that expanded network.

Other Expenses.    Other expenses increased by $3.4 million, or 3%, to $138.1 million for the nine months ended March 31, 2019, from $134.7 million for the nine months ended March 31, 2018. The increase was primarily the result of additional expenses attributable to our Fiscal 2018 acquisitions and higher bad debt expense.

Transaction Costs.    Transaction costs decreased by $13.1 million, or 75%,  to $4.4 million for the nine months ended March 31, 2019 from $17.5 million for the nine months ended March 31, 2018.  The decrease is primarily the result of less acquisition activity than the comparison period.

 Stock-Based Compensation.    Stock-based compensation expense increased by $9.4 million, or 13%, to $79.9 million for the nine months ended March 31, 2019 from  $70.5 million for the nine months ended March 31, 2018.  The increase in stock-based compensation expense was primarily driven by an increase in the number of Part A awards granted as compared to the nine months ended March 31, 2018.

Depreciation and Amortization.   Depreciation and amortization expense decreased by $94.5 million, or 17%, to $475.9 million for the nine months ended March 31, 2019 from $570.4 million for the nine months ended March 31, 2018.  The decrease was primarily a result of a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the nine months ended March 31, 2019 and 2018, respectively.

	For the Nine Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(in millions)
Interest expense	$(252.6)	$(222.0)	$(30.6)	(14)%
Loss on extinguishment of debt	—	(4.9)	4.9	*
Foreign currency (loss)/gain on intercompany loans	(5.8)	27.8	(33.6)	*
Other income/(expense), net	7.3	1.7	5.6	*
Total other expenses, net	$(251.1)	$(197.4)	$(53.7)	(27)%

* not meaningful

Interest expense.   Interest expense increased by $30.6 million, or 14%, to $252.6 million for the nine months ended March 31, 2019 from $222.0 million for the nine months ended March 31, 2018. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions, borrowings under the Revolver to repurchase our common stock and increasing LIBOR rates.

Loss on extinguishment of debt.   Loss on extinguishment of debt was $4.9 million for the nine months ended March 31, 2018. The $4.9 million loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the credit agreement governing the Term Loan Facility (as amended, the “Credit Agreement”) that was deemed to have been extinguished as well as the portion extinguished through early prepayment.

Foreign currency (loss)/gain on intercompany loans.  We recorded a foreign currency loss on intercompany loans of $5.8 million for the nine months ended March 31, 2019, compared to a gain of $27.8 million for the nine months ended March 31, 2018. We have intercompany loans between our U.S. and UK and Canadian legal entities, which were established to fund our international acquisitions. As the loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. This non-cash loss was driven by the strengthening of the USD over the GBP period-over-period and the related impact on intercompany loans entered into by foreign subsidiaries with functional currency in GBP.

Provision for Income Taxes

Our provision for income taxes increased over the same period in the prior year by $14.2 million to $61.0 million for the nine months ended March 31, 2019 from $46.8 million for the nine months ended March 31, 2018. Our provision for income taxes included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

Some U.S. Tax Reform provisions are effective beginning in Fiscal 2019. As of March 31, 2019, the following provisions are not expected to have a material impact on tax expense: GILTI, BEAT, and the interest expense limitations. For the nine months ended March 31, 2019, the executive compensation limitations had an immaterial impact. We continue to evaluate the impact of U.S. Tax Reform as more information and guidance becomes available.

The following table reconciles an expected tax provision based on a statutory federal tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Nine Months Ended March 31,
	2019	2018
	(in millions)
Applicable statutory rate	21%	28%
Expected provision at the statutory rate	$31.1	$29.8
Increase/(decrease) due to:
Stock-based compensation	5.3	4.1
State income tax expense, net of federal benefit	6.0	2.8
Non-deductible transaction costs	0.7	0.6
Change in statutory tax rates outside U.S.	(0.1)	0.8
Changes in uncertain tax positions	8.2	—
Foreign tax rate differential	2.9	(2.7)
U.S. Tax Reform	7.2	48.7
Change in valuation allowance	(2.3)	(31.6)
Other, net	2.0	(5.7)
Provision for income taxes	$61.0	$46.8

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the Three Months Ended March 31, 2019
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$187.5	$56.8	$33.4	$27.5	$14.4	$1.9	$(0.2)	$321.3
Interest expense	(49.5)	(14.5)	(7.9)	(10.3)	(4.2)	—	—	(86.4)
Provision for income taxes	—	—	—	—	1.9	—	(19.9)	(18.0)
Depreciation and amortization expense	(61.2)	(42.4)	(13.6)	(27.2)	(16.4)	(0.4)	—	(161.2)
Transaction costs	(0.4)	(0.1)	(0.1)	—	(0.2)	—	(0.1)	(0.9)
Stock-based compensation	(12.7)	(7.5)	(3.4)	(3.2)	—	(0.2)	—	(27.0)
Foreign currency (loss)/gain on intercompany loans	(0.2)	(0.1)	—	(0.1)	—	—	7.5	7.1
Non-cash loss on investments	(0.3)	—	—	—	—	—	0.1	(0.2)
Net income/(loss)	$63.2	$(7.8)	$8.4	$(13.3)	$(4.5)	$1.3	$(12.6)	$34.7

	For the Three Months Ended March 31, 2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$170.9	$55.0	$36.2	$28.7	$26.8	$1.7	$0.1	$319.4
Interest expense	(41.0)	(12.5)	(7.4)	(10.4)	(4.1)	—	0.1	(75.3)
Provision for income taxes	—	—	—	—	—	—	(21.0)	(21.0)
Depreciation and amortization expense	(83.9)	(39.6)	(14.5)	(23.4)	(29.0)	(0.5)	—	(190.9)
Transaction costs	(1.3)	(0.7)	(0.6)	(0.3)	(0.4)	—	—	(3.3)
Stock-based compensation	(8.0)	(5.2)	(3.1)	(2.1)	(0.6)	(0.1)	(0.1)	(19.2)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	13.9	13.9
Non-cash loss on investments	(0.1)	—	—	—	—	—	—	(0.1)
Net income/(loss)	$36.6	$(3.0)	$10.6	$(7.5)	$(7.3)	$1.1	$(7.0)	$23.5

	For the Nine Months Ended March 31, 2019
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$549.0	$171.9	$100.8	$83.4	$52.8	$4.2	$(0.2)	$961.9
Interest expense	(143.8)	(42.6)	(23.2)	(30.7)	(12.3)	—	—	(252.6)
Provision for income taxes	—	—	—	—	(5.8)	—	(55.2)	(61.0)
Depreciation and amortization expense	(180.3)	(126.6)	(35.9)	(78.2)	(53.4)	(1.4)	(0.1)	(475.9)
Transaction costs	(1.5)	(0.8)	(0.8)	(0.6)	(0.6)	—	(0.1)	(4.4)
Stock-based compensation	(33.9)	(22.2)	(14.0)	(9.3)	—	(0.5)	—	(79.9)
Foreign currency loss on intercompany loans	(0.2)	(0.1)	—	(0.1)	—	—	(5.4)	(5.8)
Gain on business disposition	—	—	—	—	5.5	—	—	5.5
Non-cash loss on investments	(0.9)	—	—	—	—	—	0.1	(0.8)
Net income/(loss)	$188.4	$(20.4)	$26.9	$(35.5)	$(13.8)	$2.3	$(60.9)	$87.0

	For the Nine Months Ended March 31,2018
	Fiber Solutions	Transport	Enterprise Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Segment and consolidated Adjusted EBITDA	$498.3	$172.4	$110.7	$88.3	$91.2	$3.9	$(0.1)	$964.7
Interest expense	(123.2)	(37.4)	(21.8)	(27.9)	(11.9)	—	0.2	(222.0)
Provision for income taxes	—	—	—	—	—	—	(46.8)	(46.8)
Depreciation and amortization expense	(278.6)	(124.4)	(35.4)	(69.5)	(61.1)	(1.4)	—	(570.4)
Transaction costs	(5.0)	(3.5)	(3.0)	(1.2)	(4.7)	—	(0.1)	(17.5)
Stock-based compensation	(27.5)	(18.3)	(11.4)	(8.2)	(4.5)	(0.6)	—	(70.5)
Loss on extinguishment of debt	—	—	—	—	—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—	—	—	—	—	27.8	27.8
Non-cash loss on investments	(0.4)	—	—	—	—	—	—	(0.4)
Net income/(loss)	$63.6	$(11.2)	$39.1	$(18.5)	$9.0	$1.9	$(23.9)	$60.0

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

As of March 31, 2019, we had $179.7 million in cash and cash equivalents and a working capital deficit of $105.0 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. We have a current deferred revenue balance of $170.8 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the March 31, 2019 current deferred revenue balance. During the three months ended March 31, 2019, we drew $25.0 million under our Revolver and paid down $65.0 million. As of March 31, 2019, we had $271.5 million available under our Revolver, subject to certain conditions. Accordingly, we believe we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures increased by $9.2 million, to $591.1 million during the nine months ended March 31, 2019, as compared to $581.9 million for the nine months ended March 31, 2018. As of March 31, 2019, we were contractually committed for $446.0 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these capital expenditure commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. As of March 31, 2019, we had $105.3 million of purchase commitments for telecommunications services over the next three years.

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

The following table sets forth components of our cash flow for the nine months ended March 31, 2019 and 2018.

	Nine Months Ended March 31,
	2019	2018
	(in millions)
Net cash provided by operating activities	$726.0	$719.5
Net cash used in investing activities	$(552.1)	$(737.4)
Net cash (used in)/provided by financing activities	$(247.7)	$134.0

Net Cash Flows provided by Operating Activities

Net cash flows provided by operating activities increased by $6.5 million, or 1%, to $726.0 million during the nine months ended March 31, 2019 from $719.5 million during the nine months ended March 31, 2018. Net cash flows provided by operating activities during the nine months ended March 31, 2019 include our net income of $87.0 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $475.9 million, stock-based compensation expense of $79.9 million, deferred income taxes of $37.1 million, and foreign currency loss on intercompany loans of $5.8 million. Additions to deferred revenue of $138.7 million during the period were partially offset by amortization of deferred revenue of $112.9 million. Cash flow during the period was increased by the net change in other working capital components of $2.9 million.

 Net cash flows provided by operating activities during the nine months ended March 31, 2018 include our net income of $60.0 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $570.4 million, stock-based compensation expense of $70.5 million and deferred income taxes of $39.0 million, partially offset by foreign currency gain on intercompany loans of $27.8 million. Additions to deferred revenue of $138.0 million during the period were largely offset by amortization of deferred revenue of $100.3 million. Cash flow during the period was decreased by the net change in other working capital components of $51.2 million.

The increase in net cash flows from operating activities during the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018 is primarily due to a lower net decrease in working capital components.

Cash Flows used in Investing Activities

We used cash in investing activities of $552.1 million and $737.4 million during the nine months ended March 31, 2019 and 2018, respectively. During the nine months ended March 31, 2019, our principal use of cash for investing activities was for $591.1 million of additions to property and equipment partially offset by proceeds from the sale of SRT of $39.0 million.

During the nine months ended March 31, 2018, our principal use of cash for investing activities was for $581.9 million of additions to property and equipment and $155.3 million related to Fiscal 2018 acquisitions.

Cash Flows used in/provided by Financing Activities

Our net cash used in/provided by financing activities was $247.7 million and $134.0 million during the nine months ended March 31, 2019 and 2018, respectively.  During the nine months ended March 31, 2019, cash used in financing activities was primarily comprised of $402.5 million in purchases of our common stock, $105.0 million in payments on the Revolver, $5.6 million in capital lease payments, $3.8 million in payments on the Santa Clara acquisition financing agreement, $3.8 million in principal payments on our long-term debt and $2.0 million for other financing outflows. These movements were offset by $275.0 million in borrowings under the Revolver.

During the nine months ended March 31, 2018, our net cash provided by financing activities was $134.0 million and was primarily comprised of $462.8 million in debt proceeds partially offset by $314.4 million in principal payments on long-term debt, $6.4 million in principal payments on capital lease obligations, $4.2 million in payments of debt issuance costs, and $3.8 million in payments on the Santa Clara acquisition financing agreement.

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

As of March 31, 2019, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $490.0 million on our Term Loan Facility due

2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, $170.0 million on our Revolver and $180.7 million of capital lease obligations. As of March 31, 2019, we had $271.5 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $3,998.0 million as of March 31, 2019. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75%, respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. The Company’s Term Loan Facility accrues interest at variable rates based upon the one month, three month or six month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of March 31, 2019, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.7% and 4.2%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility and Revolver of one percentage point would increase our annualized interest expense on the Term Loan Facility and Revolver by approximately 21.0%, or $19.3 million, based on the applicable interest rate as of March 31, 2019. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the three and nine months ended March 31, 2019, our foreign activities accounted for approximately 20% and 21%, respectively, of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $1.3 million for the quarter ended March 31, 2019. To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

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

Other than the internal controls related to the adoption of ASC 606 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the third quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2018 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 set forth information relating to other important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors, in addition to the other information set forth in this report, continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended March 31, 2019. There have been no material changes in our risk factors from those disclosed in our Annual Report and Quarterly Report discussed above, except as stated below.

With the Company’s determination not to pursue the proposed separation of the Company into two public companies, the risk factor identified by the caption “The proposed separation of the Company into two public companies is contingent on the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, may require significant time and attention of our management, and may not achieve the intended benefits” is no longer applicable and is hereby omitted.

The announcement and pendency of our proposed acquisition by Parent could materially adversely affect our business, financial condition, and results of operations.

The announcement and pendency of our proposed acquisition by Parent could disrupt our business and create uncertainty about our future, which could have a material and negative impact on our business, financial condition, and results of operations, regardless of whether the acquisition is completed. These risks to our business, all of which could be exacerbated by any delay in the closing of the acquisition, include:

•

restrictions in the Merger Agreement on the conduct of our business prior to the closing of the acquisition, which prevent us from taking specified actions without the prior consent of Parent, which actions we might otherwise take in the absence of the Merger Agreement;

•

the attention of our management may be directed towards the closing of the acquisition and may be diverted from our day-to-day business operations, and matters related to the acquisition may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us;

•

our customers, suppliers and other third parties may decide not to renew or seek to terminate, change or renegotiate their relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise;

•	our employees may experience uncertainty regarding their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel; and
•	potential litigation relating to the Merger and the related costs.

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects.

The parties may be unable to satisfy the conditions to the closing of our acquisition by Parent and the acquisition may not be consummated, and the failure of the acquisition to be completed may adversely affect our business and our share price.

Consummation of our acquisition by Parent is subject to various closing conditions, including, among other things, (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, and (iii) approval from the Committee on Foreign Investment in the United States (CFIUS), expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the obligation of Parent to consummate the Merger is also conditioned upon our not having suffered a Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer than we and Parent currently expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

In addition, the Merger Agreement may be terminated under specified circumstances, including by Parent upon a change in the recommendation of our board of directors in connection with our entering into an acquisition agreement with respect to an Alternative Acquisition Proposal (as defined in the Merger Agreement). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•

our current stock price likely reflects a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of our common stock;

•	we may be subject to legal proceedings related to the Merger;
•	the failure of the Merger to be consummated may result in negative publicity and a negative impression of us in the investment community;

•

any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;
•	we may be required to pay a termination fee of approximately $209.7 million if the Merger Agreement is terminated under certain circumstances;
•	we expect to incur substantial transaction costs in connection with the proposed transaction, whether or not it is completed; and
•	we may not be entitled to receive a termination payment from Parent in all circumstances where the Merger Agreement is terminated due to Parent’s breach of its obligations under the Merger Agreement.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe.

Lawsuits may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Parent. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no order will be in effect that prevents, makes illegal or prohibits the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1**

Agreement and Plan of Merger, dated as of May 8, 2019, among Front Range TopCo, Inc., Front Range BidCo, Inc. and Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on May 9, 2019, File No. 001-36690)

3.1**	Restated Certificate of Incorporation of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report filed with the SEC on February 8, 2019, File No. 001-36690)

3.2**	Second Amended and Restated Bylaws of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report filed with the SEC on February 8, 2019, File No. 001-36690)

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

Exhibit No.	Description of Exhibit
10.1**

Extension Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 3, 2019, by and among Zayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 4, 2019, File No. 001-36690)

10.2*+	Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards for Highly Compensated Employees)

31.1*	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32*	Certification of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income/(Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*        Filed/furnished herewith.

**      Previously filed and incorporated herein by reference.

+  Management contract and/or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zayo Group Holdings, Inc.

Date: May 9, 2019	By:	/s/ Dan Caruso
Dan Caruso
Chief Executive Officer

Date: May 9, 2019	By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer