Form 10-K
period 2019-06-30
Zayo Group Holdings, Inc.
filed 2019-09-04
CIK 1608249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Yes  ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5.2 billion based on the closing price as reported on the New York Stock Exchange.

As of August 29, 2019, the number of outstanding shares of common stock of Zayo Group Holdings, Inc. was 236,270,377 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

i

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

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zayo Group Holdings, Inc. (the “Company”, “we” or “us”) is a large and growing provider of communications and bandwidth infrastructure in the United States, Canada and Europe. Our products and offerings enable our customers’ mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity and other bandwidth-intensive applications. Key products include leased dark fiber, fiber to cellular towers and small cell sites, dedicated Wavelength connections, Ethernet, IP connectivity, data center colocation, cloud offerings and other high-bandwidth offerings. We provide access to our bandwidth infrastructure and other offerings over a unique set of dense metro, regional and long-haul fiber network sections and through our interconnect-oriented data center facilities. Our fiber network sections and data center facilities are critical components of the overall physical network architecture of the internet and private networks. Our customer base includes some of the largest and most sophisticated users of bandwidth infrastructure offerings, such as wireless service providers; telecommunications service providers; financial services companies; social networking, media and web content companies; education, research and healthcare institutions and governmental agencies. We typically provide our bandwidth infrastructure solutions for a fixed monthly recurring access fee under contracts that vary between one and twenty or more years in length. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment and transparency with our three primary constituent groups - employees, customers and stockholders.

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable internet, data and wireless growth trends driving the on-going demand for bandwidth infrastructure and to be an active participant in the consolidation of the industry. The growth of cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity and other bandwidth-intensive applications continues to drive rapidly increasing consumption of bandwidth on a global basis. As an early believer in the enduring nature of these trends, we assembled our asset base and built a business model specifically to supply high-bandwidth infrastructure for connectivity to users whose businesses depend most on the continuous and growing demand for bandwidth. Typically, such users are given access to use our bandwidth infrastructure in return for an initial contract of at least one year and generally with options for extensions. As a core tenet of our strategy for capitalizing on these industry trends, we have been a leading industry consolidator and have acquired 45 bandwidth infrastructure businesses and assets to date. Our owned, secure and redundant fiber network and data centers serve as the foundation for our bandwidth solutions and allow us to offer customers dark fiber solutions, network connectivity and colocation and cloud infrastructure solutions. We believe the continuously growing demand for stable and secure bandwidth and infrastructure from users such as service providers, enterprises and consumers, combined with our unique and dense metro, regional and long-haul network sections, position us as a mission-critical infrastructure supplier to the largest users of bandwidth.

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities and the large rural, national and international links that connect our metro network sections. We believe our network assets would be difficult to replicate given the geographic reach, network density and capital investment required. As of June 30, 2019, our fiber network spans 133,000 route miles and 13.0 million fiber miles (representing an average of 98 fibers per route), serves 400 geographic markets in the United States, Canada and Europe and connects to approximately 35,000 buildings, including 1,200 data centers. We own fiber network sections in large metro areas, such as New York, Chicago, San Francisco, Paris and London, as well as smaller metro areas, such as Allentown, Pennsylvania, Fargo, North Dakota and Spokane, Washington. Our network sections allow our customers access to our high-bandwidth infrastructure solutions over redundant fiber facilities between and among key customer locations. We believe our ownership and the location and density of our expansive network footprint allow us to more competitively satisfy our target customers’ bandwidth infrastructure solutions at the local, regional, national and international level relative to other regional bandwidth infrastructure providers or long-haul providers. We also provide our network-neutral colocation and interconnection offerings utilizing our own data centers located within major carrier hotels and other strategic buildings in 51 locations throughout the United States, Canada and Europe and operate approximately 1 million square feet of billable colocation space.

The density and geographic reach of our network footprint allow us to provide tailored bandwidth infrastructure solutions on our own network (“on-net”) that address the current and future bandwidth needs of our customers. Our dense metro and regional network sections have high fiber counts that enable us to provide our dark fiber solutions, network connectivity, colocation and cloud infrastructure offerings. Our network sections are deep and scalable, meaning we have spare fiber, conduit access rights and/or rights of way rights that allow us to continue to add capacity to our network as our existing and new customers’ demand for our offerings increases. In addition, many of our core network technologies provide capacity through which we can continue to add dedicated Wavelengths to our network without consuming additional fiber. We also believe the density and diversity of our network provides a strong and growing competitive barrier to protect our existing revenue base. We believe our network provides significant opportunity to organically connect to new customer locations, data centers, towers, or small cell locations to help us achieve an attractive return on our capital deployed. Since our founding, we have assembled a large portfolio of fiber network sections and colocation assets through both acquisitions and customer demand-driven investments in infrastructure property and equipment. From our inception to date, we have completed acquisitions with an aggregate purchase consideration, net of cash acquired, totaling approximately $6.7 billion. For the period from July 1, 2016 through June 30, 2019, we also invested approximately $2.4 billion in capital expenditures, exclusive of acquisitions and stimulus grant reimbursements, primarily to expand the reach and capacity of our network. As of June 30, 2019, our total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs) was $6,065.2 million and was primarily incurred in connection with acquisitions.

Our business model focuses on providing on-net bandwidth infrastructure solutions to our customers, which results in what we refer to as “infrastructure economics.” Infrastructure economics are characterized by attractive revenue visibility and strong margins coupled with operating leverage for new revenue, success-based capital investments with low maintenance capital needs and the ability to generate significant cash flow over time. For the year ended June 30, 2019, approximately 90% of our revenue was recurring in nature. Our capital expenditure investments are primarily success-based, meaning that before we commit resources to expand our network, we have a signed customer contract that will provide us with an attractive return on the required capital investment. After committing capital to connect additional customer sites, our goal is to sell additional high-bandwidth connectivity on these new routes at a relatively low incremental cost, which further enhances the return we extract from our asset base. Finally, the combination of our scale and infrastructure economics results in the ability to generate meaningful free cash flow over time.

Our management is intensely focused on creating equity value for our stockholders. Our equity value creation philosophy includes regular and rigorous financial and operational measurement, financial transparency (both internally and externally) and clear alignment of interests among employees, management and stockholders. Our real-time measurement and reporting system serves as the foundation for our decision making and our extensive financial and operational disclosure. We also believe in fostering an entrepreneurial culture that aligns the interests of our employees, management and stockholders.

We are a Delaware corporation formed in 2007. As of June 30, 2019, we had 3,781 employees.

Our fiscal year ends June 30 each year and we refer to the fiscal year ending June 30, 2020 as “Fiscal 2020,” the fiscal year ended June 30, 2019 as “Fiscal 2019,” the fiscal year ended June 30, 2018 as “Fiscal 2018” and the fiscal year ended June 30, 2017 as “Fiscal 2017.”

Significant Merger Development

On May 8, 2019, we, Front Range TopCo, Inc. (“Parent”), a Delaware corporation and Front Range BidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) to be acquired by a consortium of private equity funds including affiliates of EQT Infrastructure IV, Digital Colony Partners, LP, DC Front Range Holdings I, LP and FMR LLC (the “Consortium”). Upon the close of the Merger (defined below), we will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each outstanding share of common stock of the Company, par value $0.001 per share (“Common Stock”) (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in the treasury of the Company, all of which shall be canceled without any consideration being exchanged therefor or shares of Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash (the “Merger Consideration”).

The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Common Stock, (ii) the receipt of specified required regulatory approvals, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to “material adverse effect” and materiality qualifications) and (v) compliance with covenants in the Merger Agreement in all material respects.

Our board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, the Company held a special meeting of stockholders where our stockholders approved the adoption of the Merger Agreement. On July 31, 2019, the Company announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, satisfying one of the conditions to the closing of the pending transaction The closing of the deal continues to be subject to customary conditions, including regulatory clearances relating to review and clearance by the Committee on Foreign Investment in the United States and the receipt of certain foreign antitrust approvals, certain other foreign direct investment review approvals, and specified FCC and state public utility commission approvals. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the first half of 2020. Until the closing, we will continue to operate as an independent company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 hereto.

Bandwidth Infrastructure Industry

We are a provider of bandwidth infrastructure solutions and our offerings are a critical component of the broader global communications industry. Bandwidth infrastructure, consisting primarily of fiber network sections and interconnect-oriented colocation facilities, plays a fundamental role in the communications value chain, similar to other types of infrastructure such as data centers and cellular towers. Bandwidth infrastructure assets are a critical resource, connecting data centers, cellular towers and other carrier and private networks to support the substantial growth in global data, voice and video consumption by both business and individual consumers.

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

In the following years, a substantial expansion in computing power and bandwidth-intensive applications drove meaningful bandwidth traffic growth. This growth highlighted the need to address the “last mile” gap by bringing bandwidth capacity directly to both the consumer and business end user. The capacity and performance of the consumer last mile connection was primarily addressed by the expansion of cable networks and through mobile network development by wireless carriers (supported by cellular tower operators). The growing bandwidth demand of business end users was addressed by a number of focused fiber developers constructing new networks to directly connect to data centers, cellular towers, government facilities, schools, hospitals and other locations with high-bandwidth needs. These fiber network companies were generally local or regional in nature and were most often either survivors of the initial fiber development wave, subsidiaries of a utility parent, or owned by entrepreneurs. This period is also noted for increased financial discipline following the large speculative capital deployments of the dot com era. This is the timeframe and industry environment in which our Company was founded.

The Industry Today

The acceleration in the development of bandwidth-intensive components and applications has resulted in a significant need to further fill in the “last mile” gap, leading to substantial capital investments in fiber networks by bandwidth infrastructure providers. Bandwidth infrastructure solutions support customer applications such as high-definition television broadcasting and video; online streaming video; cloud applications replacing in-house enterprise software platforms and explosive mobile data consumption. (Cisco found that mobile data traffic will increase sevenfold between 2017 and 2022). Companies whose services require large amounts of bandwidth and enterprises that consume large amounts of bandwidth are struggling to adapt to this rapidly evolving landscape and the bandwidth infrastructure industry is growing in economic importance as it addresses this critical need. In addition to these demand trends, there has been significant consolidation in the bandwidth infrastructure industry, validating a core tenet of our founding investment thesis. Since inception we have made 45 acquisitions in the U.S., Europe and Canada with an aggregate purchase consideration, net of cash acquired, totaling approximately $6.7 billion.

Industry Participants

We view the participants in today’s communications industry in two distinct categories:

•

Providers of Infrastructure.    Companies that own and operate infrastructure assets that are used to market and deliver infrastructure offerings. We believe these assets would be difficult to replicate given the significant capital, time, permitting and expertise required. Providers of infrastructure typically enjoy long-term customer contracts, a highly visible and recurring revenue base and attractive margins. We further categorize these providers of infrastructure as follows:

o

Bandwidth Infrastructure Providers:    Owners of bandwidth infrastructure assets comprised of fiber networks and interconnect-oriented colocation facilities. Bandwidth infrastructure offerings include dark fiber, lit fiber (Wavelengths, Ethernet, IP, and SONET) and colocation and interconnection offerings for the purpose of accommodating customers’ mission-critical traffic including data, voice, and video.

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

o

Communications Service Providers.    Communications service providers, such as wireless service providers, ILECs, CLECs and ISPs, are companies that use infrastructure to package, market, and sell value-added communications services such as voice, internet, data, video, wireless and hosting solutions.

o

End Users.    End users are public sector entities and private enterprises that use infrastructure for their own internal networks. Note that end users may also address their needs by purchasing value-added services from communications service providers.

The Market Opportunity

The proliferation of smart devices and mobile broadband, real-time streaming video, social networks, online gaming, machine-to-machine connectivity, big data analytics and cloud computing will continue to drive substantial demand for bandwidth infrastructure. Cisco estimates that mobile data traffic will grow at a compound annual growth rate of 46% from 2017 to 2022 and that IP traffic will grow at a compound annual growth rate of 26% from 2017 to 2022.

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

Similarly, end users such as private enterprises (e.g., media/content providers, financial institutions and hospital systems) and public sector entities (e.g., governmental agencies and school districts) have experienced significant growth and change in the role that bandwidth infrastructure plays within their organizations. As these needs continue to grow in both volume and criticality, end users will increasingly choose to directly procure bandwidth infrastructure solutions in order to gain more security, control and scale in their internal network operations. An example of this disintermediation is the trend of large school districts, adapting to e-education requirements, directly procuring dark fiber access as a replacement to more value-added solutions. We believe that, as these dynamics play out across all industries, the number of end users directly seeking access to bandwidth infrastructure will continue to expand.

By focusing on the reach, density and performance of their physical networks, bandwidth infrastructure providers can deliver customized offerings to communications service providers and end users more quickly and with superior economics than these users could otherwise self-provide. Whether providing fiber connectivity to a wireless carrier’s towers to enable mobile broadband, supplying a national communications service provider with a metro fiber footprint in new markets, providing a lit bandwidth connection to multiple enterprise data centers for an industrial company, providing interconnection capabilities to a hosting company within a data center, or solving for the next society-impacting innovation, bandwidth infrastructure providers will continue to invest in and expand their infrastructure assets to meet this growing demand.

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

Our Fiber Network

Our network footprint includes both large and small metro geographies, the extended suburban regions of many cities and the large rural, national and international fiber links that connect our metro network sections. We believe our network assets would be difficult to replicate given the geographic reach, network density and capital investment required. Our fiber network spans over 133,000 route miles and 13.0 million fiber miles (representing an average of 98 fibers per route), reaches approximately 400 geographic markets in the U.S., Canada and Europe and connects approximately 35,000 buildings, including 1,200 data centers.  Our network allows our customers access to our high-bandwidth infrastructure solutions over redundant fiber facilities between and among key customer locations. We believe the location and density of our expansive network footprint allow us to more competitively satisfy our target customers’ bandwidth infrastructure needs at the local, regional, national and international level relative to other regional bandwidth infrastructure solution providers or long-haul carriers. Our fiber network also has the following key attributes:

•

Extensive Coverage.    Our fiber network sections are located across large and small metro geographies, as well as the extended metro and suburban regions of many cities and traverse large rural areas to connect metro markets. This network coverage allows us to address our target customers’ needs in a variety of geographies and for a variety of applications, all while remaining “on-net” and maintaining infrastructure economics.

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

Metro Fiber Network Sections.    We use our metro fiber network sections to provide access to bandwidth infrastructure within the metro markets where we operate. Our metro network sections are most commonly used in the following two scenarios: first, to provide connectivity between on-net buildings that are located in the same geographic market; second, to connect our on-net buildings within a metro market to another metro market via our regional and/or long-haul network sections. We continue to expand our metro fiber network sections within the metro geography and into the surrounding suburban areas as we extend to additional buildings to meet new demand on a success basis. Success-based expansion means that before we commit resources to expand our network, we have a signed customer contract that will provide us in most cases with an attractive return on required capital. In many of our metro markets, we have high-count fiber cables (sometimes as many as 864 fibers per cable) and in some cases multiple spare conduits on our metro fiber routes. On individual segments where our fiber capacity becomes highly utilized, we seek to augment that capacity also on a success basis.

Regional and Long-haul Fiber Network Sections.    We use our regional fiber network sections to provide bandwidth infrastructure connectivity between the metro markets where we operate. Our regional and long-haul network sections are most commonly used in the following three scenarios: first, to provide connectivity between on-net buildings that are located in different large markets (for example, between Chicago and New York); second, to connect our on-net buildings in small and mid-sized markets back to major data centers, wireless switching centers and carrier hotels in larger markets (for example, between Lima, Ohio and Cleveland, Ohio); third, occasionally our network sections provide connectivity between on-net buildings in two different small or mid-sized markets located in various parts of our regional network sections (for example, between Sioux Falls, South Dakota and Alexandria, Minnesota). We seek to continue to add new segments and markets to our regional and long-haul network sections on a success basis, supported by a customer contract. We have deployed current generation DWDM technologies across the majority of our regional and long-haul network sections, allowing a current maximum scaling to four terabytes (i.e. 4,000G) of bandwidth and the ability to add capacity as demand for bandwidth increases. We expect that as technology continues to advance, we will augment and invest in our regional and long-haul networks accordingly.

Fiber-to-the-Tower Network Sections.We operate fiber-to-the-tower network sections across our fiber network footprint and connect to wireless macro and small cell sites. These FTT network sections provide our customers with access to bandwidth infrastructure that offers significantly improved speed, scale, performance and reliability levels relative to legacy copper and microwave networks. Our FTT network sections are scalable, which means we can quickly and easily increase the amount of bandwidth we provide to each of the towers as our customers’ wireless data networks grow. Our FTT markets are generally in areas where we already have dense fiber network sections (either metro or regional), which affords us the ability to offer access to ring-protected mobile infrastructure. We are increasingly providing dark fiber solutions on our FTT network sections.

Through these fiber network sections, we provide connectivity to approximately 35,000 on-net buildings and are continually making success-based capital investments to increase our on-net building footprint. On-net buildings are buildings that are directly connected via fiber to our long-haul, regional, metro and FTT network sections. Our customers generally purchase our bandwidth infrastructure solutions so they can transport their data, internet, wireless and voice traffic between buildings directly connected to our network. The types of buildings connected to our network primarily consist of the following:

•

Data Centers, Carrier Hotels and Central Offices.    These buildings house multiple users of bandwidth infrastructure, serving as telecommunications and content exchange points. Our fiber network generally connects the most important of these buildings in the markets where we operate. We have over 1,800 of these types of facilities connected to our network.

•

Single-Tenant, High-Bandwidth Locations.    Generally, these are other telecom, media or internet content buildings that house a single large user of bandwidth infrastructure. Examples of these buildings include video aggregation sites, mobile switching centers and carrier POPs. Our network is connected to these buildings only when the tenant is a customer. We currently have over 4,000 single-tenant, high-bandwidth locations on-net.

•

Cellular Towers.    We connect to cellular towers and other locations that house wireless antennas. Typically, towers have multiple tenants, which provides us with the opportunity to provide our offerings to those additional tenants.

•

Enterprise Buildings.    Our network extends to over 21,000 enterprise buildings. This grouping contains a mix of single-tenant and multi-tenant enterprise buildings and includes hospitals, corporate data centers, schools, government buildings, research centers and other key corporate locations that require access to bandwidth infrastructure.

Our Data Centers

Many of our data center facilities are located in some of the most important carrier hotels in North America, including 60 Hudson Street and 111 8th Avenue in New York; 165 Halsey Street in Newark; 401 N. Broad Street in Philadelphia; 1 Summer Street in Boston; 1950 N. Stemmons Freeway and 2323 Bryan Street in Dallas; 2001 6th Street in Seattle and 151 Front Street in Toronto. We have the exclusive right to operate and provide colocation and interconnection offerings in the Meet-Me Room at 60 Hudson Street. We also have colocation facilities located in Atlanta, Ashburn, Austin, Amsterdam, Chicago, Cleveland, Denver, Las Vegas, Los Angeles, McLean, Memphis, Miami, Minneapolis, Montreal, Nashville, Paris, Phoenix, San Diego, Santa Clara, Toronto and four additional locations in Europe. All of our facilities are network-neutral and have ample power to meet customer needs, backup power in the form of batteries and generators, air conditioning, modern fire suppression technology, 24/7 security monitoring and redundant cooling capabilities. We have long-term leases with the owners of each of the buildings where we provide colocation offerings. Our colocation facilities total approximately 1 million square feet of billable colocation space.

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

Our Segments and Offerings

We provide high-bandwidth infrastructure products and solutions over our extensive metro, regional and long-haul fiber networks sections and through our interconnect-oriented data center facilities. We provide our products and solutions through our four operating segments: Zayo Networks, Zayo Colocation (zColo), Allstream and Other. Across our segments, we operate individual Strategic Product Groups (“SPGs”). Each SPG has financial accountability and decision-making authority, which promotes agility in the fast-moving markets where we operate. Financial information for each of our operating segments and our domestic and foreign operations is contained in Note 17 – Segment Reporting to our consolidated financial statements.

During the fourth quarter of Fiscal 2019, with the continued increase in our scope and scale, our chief operating decision maker (“CODM”), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The changes in structure had the impact of combining our legacy Fiber Solutions, Transport and Enterprise segments into a single new segment, Zayo Networks and re-aligning our Cloud and Cybersecurity SPG from our legacy Enterprise segment to our zColo segment. These changes to our existing reportable segments have been recast for all prior period financial and operating metrics presented in this Annual Report for comparability.

 Zayo Networks.  Our Zayo Networks segment provides access to bandwidth infrastructure. For purposes of this discussion, we have classified the Zayo Networks SPGs into the following categories: Fiber, Transport and Layer 2/3 solutions. In the Fiber business, we lease dedicated fiber pairs to our customers; in our Transport business, we sell lit fiber-based solutions that are point to point in nature and in our Layer 2/3 business we sell lit fiber-based solutions to medium and large enterprises that may be multi-point or encompass a higher service level.

In our Fiber line of business, we lease dedicated fiber pairs (usually 2 to 12 total fibers) to our customers who often “light” the fiber using their own optronics. Dark fiber is a physically separate and secure, private platform for dedicated bandwidth and is used by sophisticated customers to build out their network connectivity. Within the Fiber business, Zayo provides access to mobile infrastructure (fiber-to-the-tower and small cell). Our mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites and mobile switching centers. Fiber solutions customers include carriers and other communication service providers, internet service providers, wireless service providers, major media and content companies, large enterprises and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms for fiber solutions customers tend to range from three to twenty or more years.

Our Transport line of business provides access to lit communications bandwidth infrastructure using customer-accessed optronics to light the fiber and, and our customers pay for access based on the amount and type of bandwidth they require.  We target customers who require a significant amount of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.  Our two transport solution SPGs are described below:

•

Zayo Wavelength (“Waves”) Offerings.  Through our Waves SPG, we provide access to lit communications bandwidth infrastructure to our customers by deploying optical Wavelength technology. The offerings are provided by using DWDM optronic components to “multiplex” multiple channels (i.e.,

Wavelengths) of dedicated capacity on a single fiber pair.  Access capacity is provided at speeds of 1G, 2.5G, 10G, 40G and, and 100G. Customers include carriers, financial services companies, major media and content companies, healthcare, government institutions, education institutions and other enterprises. The contract terms for Wavelength offerings are typically between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee.

•

Zayo SONET Offerings.  Through our SONET SPG, we provide access to lit communications bandwidth infrastructure to our customers by deploying SONET technology. SONET is a standardized time-division protocol that transfers multiple digital bit streams over optical fiber using lasers. SONET technology is often used to support private line technology. This protocol enables movement of voice, data and video at high speeds. SONET network sections are protected, which provides for virtually instantaneous restoration of connectivity in the event of a fiber cut or component failure. Access capacity is provided at speeds ranging from DS-1 (1.54Mb) to OC-192 (10G). Customers in this group are largely carriers. The contract terms for SONET offerings typically range between one and five years for a fixed recurring monthly fee and in some cases an additional upfront, non-recurring fee. SONET is generally a legacy product that is gradually being replaced by Ethernet, Wavelength and dark fiber solutions. As a result, the SONET SPG generally manages its business to maximize cash generation and deploys minimal growth capital.

Our Layer 2/3 line of business provides connectivity and telecommunications solutions to medium and large enterprises. Our offerings within Layer 2/3 include Ethernet, internet Protocol (“IP”) Transit Offerings, Wide Area Networking products, Media Networks and CloudLink. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms for Layer 2/3 solutions tend to range from one to five years. SPGs providing Layer 2/3 solutions include:

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

•

Zayo IP Transit Offerings.    Through our IP Transit SPG, we provide access to lit bandwidth infrastructure to our customers by deploying Internet Protocol technology. IP technology permits the flow of data across multiple circuits over a shared infrastructure from the customer source to the customer required destination. Information leaving the source is divided into multiple packets and each packet traverses the network utilizing the most efficient path and means available, as determined by a network of IP routers. Packets of information may utilize different physical circuits or paths in order to reach the destination, at which point the packets are reassembled to form the complete communication. The offerings are generally used to exchange communication on or access the public internet. Access capacity is provided at speeds ranging from 10Mb to 100G on a single customer port interface. Customers include regional and international telecommunications and cable carriers, ISPs, enterprises, educational institutions and content companies. The contract terms for IP offerings typically range between one and three years for a fixed recurring monthly fee and in some cases a usage-based and/or an additional upfront, non-recurring fee. Pricing is generally a function of bandwidth capacity and the access required to accommodate traffic from the customer location to a public internet exchange.

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

•

Media Networks.  Zayo’s Media Networks solutions deliver dedicated and occasional use video connectivity for broadcast, production, video distribution, sports and live event providers.  Our core video network across the U.S. and UK provides direct access to a single solutions provider, a high degree of control, and connectivity to important destinations, gateways, on and off ramps and major venues.

•

CloudLink: Connect to the cloud (“CloudLink”).  CloudLink provides users private, secure, dedicated network connectivity to various cloud providers utilizing our fiber communications infrastructure. CloudLink is available across the entire product spectrum: Dark Fiber, Wavelengths, Ethernet, IP and is optimized to leverage our software defined networking platform in order to expedite the provisioning process and enhance service management.

Zayo Colocation (“zColo”). The zColo segment provides data center and cloud infrastructure solutions to a broad range of enterprise, carrier, cloud and content customers. Our offerings within this segment include the provision of colocation space, power and interconnection offerings in North America and Western Europe. Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. Our data centers also support a large component of networking components for the purpose of aggregating and accommodating customers’ data, voice, internet and video traffic. The contract terms in this segment tend to range from two to five years. Our Cloud and Cybersecurity SPG is included in the zColo segment. The Cloud and Cybersecurity SPG combines private cloud, public cloud and managed offerings in order to provide its customers secure infrastructure as a service (IaaS), which enables on-demand scaling and virtual computing in hybrid environments.

Allstream. The Allstream segment provides Cloud VoIP and Data Solutions. This includes a full range of local voice offerings allowing business customers to complete telephone calls in their local exchange, as well as make long distance, toll-free and related calls. Included in Allstream’s product offerings are Unified Communications services which is the integration of real-time communication services such as telephony (including Cloud-based IP telephony), instant messaging and video conferencing with non-real-time communication services, such as integrated voicemail and email. Allstream also provides customers with comprehensive telecommunications services including Ethernet and IP/MPLS VPN Solutions.

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

Our Operations

Network Management and Operations

Our primary network operating center (“NOC”) is located in Tulsa, Oklahoma and provides 24 hours per day, 365 days per year monitoring and network surveillance. As part of our business continuity plan, our primary NOC is backed up by several regional operations centers located in Washington, D.C., Allentown, Pennsylvania and Butte, Montana. We continually monitor for, and proactively respond to, any events that negatively impact or interrupt the network access and services we provide to our customers. Our NOC also responds to customer network inquiries via standard customer trouble ticket procedures. Our NOC coordinates and notifies our customers of maintenance activities and is the organization responsible for ensuring we meet our access and service level agreements.

Information Technology

Our Information Technology systems have been designed and built specifically for the needs of a focused bandwidth infrastructure provider primarily leveraging the salesforce.com platform. This platform was adopted at our inception and has been enhanced over time to integrate all of our acquired companies and increase functionality in every area.

Our current systems’ capability is mature and we view our application functionality as a competitive advantage in our industry. Our system is differentiated from the typical telecom industry technology solution consisting of separate and loosely integrated sales force automation, customer relationship management, mapping, inventory, financial, provisioning and other systems with multiple, sometimes conflicting databases.

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

Our Sales and Marketing Organization

Our business primarily engages in direct sales through our sales organization, consisting of 312 sales representatives as of June 30, 2019. Each of these sales representatives is part of an enterprise or carrier focused sales team led by a sales director whose team is responsible for meeting a set of quarterly net install booking targets. The sales organization sells access and services across all our SPGs. The sales representatives are directly supported by sales management, engineering, solutions engineering and marketing staff.

The sales organization is organized into five “Mega-Vertical” sectors; Finance & Professional Services, Media Content & Commerce, Public Sector Health & Utilities, Cloud Software & Infrastructure and Carrier. Each of these channels maintains dedicated sales and solutions engineering support resources. We derive revenues from these sectors using a mix of Direct Sales, Inside Sales and Indirect Channels Partners. These sales channels operate across the US, Canada and Europe, with occasional customer visits to Asia and Central / South America.

Our direct sales force is compensated through a unique system relative to typical industry practices. Sales staff are compensated through salary and incentive compensation, which is comprised of cash and equity.  Incentive compensation is achieved based upon the net present value (“NPV”) of the contracted access and services sold, the incremental revenue related to contracted access and services sold and the effective management of churn related to the accounts they manage. We believe this compensation system best aligns the interests of our salespeople, management and our stockholders. It also is an example of the financial philosophy and culture we have developed since our inception.

Separate from the sales groups, we have a Strategic Marketing group that is responsible for our digital programs and presence, field marketing and vertical strategy. Vertical strategy leads are dedicated to supporting each “Mega Vertical” and focus on understanding key trends, marketplace dynamics and articulating back to the business how we can best serve our customers communications infrastructure needs.

Our Customers

Our customers generally have a significant and growing need for the bandwidth infrastructure solutions that we offer. Our customer base consists of wireless service providers, carriers and other communication service providers, media and content companies (including cable and satellite video providers) and other bandwidth-intensive businesses in the education, healthcare, financial services, governmental and technology sectors. Our largest single customer, based on recurring revenue, accounted for approximately 8% of our revenue during the year ended June 30, 2019 and total revenues from our top ten customers accounted for approximately 29% of our revenue during the same period. These customers are multinational organizations with substantial liquidity and access to capital and whose bandwidth needs are mission-critical to their own businesses and strategies. While these large customers generally have a finite set of master contracts with us, they procure a large volume of individual access rights and services from us, each of which has its own access and service level agreement and term.

The majority of our customers sign Master Customer Agreements (“MCAs”) that contain standard terms and conditions including access and service level agreements, required response intervals, indemnification, default, force majeure, assignment and notification, limitation of liability, confidentiality and other key terms and conditions. Most MCAs also contain appendices that contain information that is specific to each of the access rights and services that we provide. The MCAs either have exhibits that contain customer orders or, alternatively, the terms for access and services ordered are set forth in a separate customer order. Each customer order sets forth the minimum contract duration, the monthly recurring charge and the non-recurring charges.

Our Business Strategy

In pursuit of our mission, our Business Strategy includes the following key elements:

•

Focus on Bandwidth Infrastructure.    We expect bandwidth needs for mobile applications, cloud-based computing and machine-to-machine connectivity will continue to grow with the continued adoption of bandwidth-intensive devices, as well as the escalating demand for internet-delivered video. We focus on providing high-bandwidth infrastructure solutions, which we believe are essential in the consumption and delivery of bandwidth-intensive applications and services by our customers, enterprise customers and communications service providers. We believe our disciplined approach to providing these critical access rights and to our targeted customers enables us to offer a high level of customer satisfaction, while at the same time being responsive to changes in the marketplace.

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

•

Leverage Our Extensive Asset Base by Selling Offerings on Our Network.    Targeting our sales efforts to solutions that utilize our existing fiber network and data centers enables us to limit our reliance on third-party providers. We believe this in turn produces high incremental margins, which helps us expand consolidated margins, achieve attractive returns on the capital we invest and realize significant levered free cash flow. We also believe this enables us to provide our customers with a superior level of customer satisfaction due to the relative ease in responding to customer inquiries over our one contiguous fiber network. Our existing network enables us to offer additional bandwidth access to our existing customers as their capacity needs grow.

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

•

Intelligently Expand Through Acquisitions.    We have made 45 acquisitions to date for an aggregate purchase price, net of cash, of $6.7 billion. We believe we have consistently demonstrated an ability to acquire and effectively integrate companies, realize cost synergies and organically grow revenue post-acquisition. Acquisitions have the ability to increase the scale of our operations, which in turn affords us the ability to expand our operating leverage, extend our network reach and broaden our customer base.  We believe our ability to realize significant cost synergies through acquisitions provides us with a competitive advantage in future consolidation opportunities within our industry. We will continue to evaluate potential acquisition opportunities and are regularly involved in acquisition discussions. We will evaluate these opportunities based on a number of criteria, including expected return on capital, the quality of the infrastructure assets, the fit within our existing businesses, the opportunity to expand our network and the opportunity to create value through the realization of cost synergies.

Our Competitive Strengths

We believe the following are among our core competitive strengths and enable us to differentiate ourselves in the markets where we operate:

•

Unique Bandwidth Infrastructure Assets.    We believe replicating our extensive metro, regional and long-haul fiber assets would be difficult given the significant capital, time, permitting and expertise required. Our fiber spans 133,000 route miles and 13.0 million fiber miles (representing an average of 400  geographic markets in the United States, Canada and Europe) and connects to approximately 35,000 buildings. The majority of the markets that we serve and buildings to which we connect have few other networks capable of providing similar high-bandwidth infrastructure and connectivity solutions. This capability provides us with a sustainable competitive advantage in these markets and positions us as a mission-critical infrastructure supplier to the largest users of bandwidth. We believe the vast majority of customers using our network, including our lit bandwidth, fiber-to-the-tower and dark fiber customers, choose our offerings due to the quality and reach of our network and the ability our network gives us to innovate and scale with their growing bandwidth needs. Additionally, we operate 51 data center facilities, which are located in some of the most important carrier hotels in the U.S., Canada and France. This collective presence, combined with our high network density, creates a network effect that helps us retain existing customers and attract new customers. From July 1, 2016 through June 30, 2019, exclusive of acquisitions, we have invested approximately $2.4 billion of capital in our network, including expansion and maintenance expenditures.

•

Strong Revenue Growth, Visibility, and Durability.    We have consistently grown our organic revenue, as gross installed revenue has exceeded churn processed in every quarter since we began reporting in March 2010. We believe our exposure to the enduring trend of increasing bandwidth consumption combined with our focused execution have allowed us to achieve this consistent growth. We typically provide access to our bandwidth infrastructure for a fixed monthly recurring fee under multi-year contracts. Our contract terms range from one year to 20 or more years. Our customers use our bandwidth infrastructure to support their mission-critical networks and applications. The switching costs and effort required to replace our solutions can be high, particularly for the solutions within our Zayo Networks segment, given the criticality of our solutions and the potential cost and disruption. We believe increasing bandwidth needs combined with the mission-critical nature of our infrastructure-based solutions provided under multi-year contracts create strong revenue growth, visibility and durability, which support our decision-making abilities and financial stability. We believe our industry’s high barriers to entry, our economies of scale and scope and customer switching costs contribute to our strong financial performance.

•

Customer Service and Ability to Innovate for Our Customers.   Our sales and product professionals work closely with potential and existing customers to design tailored high-bandwidth connectivity solutions across our SPGs to meet specific, varying and evolving customer needs. We are focused on delivering high-quality, reliable access to our customers. We achieve this by leveraging our contiguous network to expand with our customers as they seek to build scale, coverage and/or performance. Additionally, our focus on targeting the largest and most sophisticated users of bandwidth keeps our sales, engineering and customer satisfaction organizations attuned to the latest technologies, architectures and solutions that our customers may seek to implement. We believe our willingness to innovate for our customers and our dedication to customer satisfaction help establish our position as an important infrastructure supplier and allow us to attract new customers and businesses, sell an increasing amount of access rights and services to our existing customers and reduce customer turnover.

•

Strategic, Operational and Financial Transparency Excellence.    As part of our strategy to attract and retain the largest users of bandwidth infrastructure, we have completed and integrated 45 acquisitions to date. Our acquired assets have been combined to create a contiguous network with the ability to provision and maintain local, regional, national, or international high-bandwidth connections across our SPGs. Our entire network, sales and churn activity, installation pipeline, NPV commission plans and all customer contracts are managed through an integrated operating and reporting platform, which gives management strong visibility into the business and improves our ability to drive return-maximizing decisions throughout the organization. Our focus on operational and financial transparency not only allows us to be very nimble in attacking various market opportunities, but also provides us the ability to deliver disclosure that our stockholders and other stakeholders can use to accurately judge management’s performance from a capital allocation, financial and operational perspective.

•

Financially Focused and Entrepreneurial Culture.    Virtually all operational and financial decisions we make are driven by the standard of maximizing the value of our enterprise. Our sales commission plans incorporate an NPV-based approach alongside measures of absolute sales with the goal of encouraging the proper behavior within our sales force and our SPGs are held to group level equity internal rate of return (“IRR”) targets set by management. To align individual behaviors with stockholder objectives, equity compensation is used throughout the Company and our compensation plans include a larger equity component than we believe is standard in our industry. In addition to striving for industry-leading operational and growth outcomes to drive value creation, we are prepared to use debt capacity to enhance stockholder returns, but not at the expense of other stakeholders and only at levels we believe are in the long-term interests of the Company, our customers and our stockholders. Finally, our owners’ manual, mission and investor transparency all serve to enhance cultural alignment across the Company and our stockholders.

•

Experienced Management with Unique Leadership Approach.    We have assembled an experienced management team we believe is well-qualified to lead our Company and execute our strategy. Our management team has substantial industry experience in managing and designing fiber network and network-neutral colocation and interconnection facilities and in selling and marketing bandwidth infrastructure. In addition, our management team has significant experience in acquiring and integrating bandwidth infrastructure and assets. Our management team is a cohesive unit with a common history that in many cases precedes the Company’s founding. We also believe our approach to leadership - operationally, financially, culturally - is unique in our industry and differentiates us from our competitors.

Our Competition

Zayo Networks

Given the requirement to own the underlying bandwidth infrastructure assets in order to provide infrastructure solutions, the competitive environment tends to be less intensive for these products and the barriers to entry are high. The degree of competition and parties in competition vary by physical infrastructure and by individual market and line of business: Fiber, Transport, and Layer 2/3.

Fiber

Competition in dark fiber solutions tends to be less intense than for lit bandwidth infrastructure solutions primarily because a provider must predominantly own and operate a high count fiber network covering a substantial portion of the geographical demand in order to compete for a customer’s business. The uniqueness, density and depth (i.e., high fiber count) of our metro, regional and long-haul fiber network sections is therefore a key differentiating factor. In addition, given that providing dark fiber solutions often includes some degree of network expansion, dark fiber providers must also have internal project management expertise and access to capital to execute on the expansion aspect of the business. Due to the custom nature of most dark fiber opportunities, many larger lit bandwidth infrastructure providers do not actively market dark fiber as a product, even if they own fiber networks in the desired geographies. As a result, competition is often more limited in the dark fiber market and highly dependent on the local (even sub-market) supply and demand environment. Given this dynamic and the generally longer contractual term of dark fiber solutions, dark fiber pricing tends to be more inflationary in nature.

Specific dark fiber competitors vary based on geography and often a particular solution can be provided by only one to three providers that have sufficient fiber in place in the desired area or route. Historically, these competitors have fallen into two categories: first, privately owned regional bandwidth infrastructure providers with a similar degree of focus (e.g., Fiber Light) and second, single market dark fiber providers with market and fiber construction expertise (e.g., DQE Communications and Edison Carrier Solutions). More recently, other multi-geography competitors have emerged due to acquisitions in the industry (e.g., Crown Castle and Uniti).

Transport

We believe some of the key factors that influence our customers’ selection of us as their Transport solution provider are our ability to provide on-net solutions that utilize our fiber network on an end-to-end basis, the availability of high capacity offerings (up to 100G or higher as optical technology advances), the uniqueness, quantity and latency of available intercity and metro routes, the peering capacity and reach of our IP network, the price of the offerings available and the ongoing level of network availability provided.

Generally, price competition for our transport solutions varies depending on the location of the customer’s selected endpoints and the uniqueness of network assets. We face direct price competition when there are other fiber-based providers who have intercity networks that leverage similar fiber routes with similar end to end route latency. Often a particular solution can be provided by only one to three providers that have comparable network reach in place. Typically, these competitors are publicly traded communications service providers that also provide bandwidth infrastructure such as Windstream, Telia Company, or Cogent Communications, or in certain geographies are privately-held companies such as EU Networks. We may also compete with large, well-capitalized ILECs that provide bandwidth infrastructure, such as AT&T Inc. and CenturyLink, Inc., who have a well established and global IP offering. We believe price competition will continue where our competitors have comparable existing fiber and optical networks. Some of our competitors have long-standing customer relationships, very large enterprise values and significant access to capital.

Layer 2/3

Layer 2/3 focuses on offering network connectivity to large multi-site enterprises. The competition is intense and varied for the enterprise IT business and the specific competitors are based on each of the offering categories and geographies. Our key challenges range from aggressive pricing to an evolving competitive field with the completion of each new merger or acquisition.

From a network connectivity perspective, our Layer 2/3 competitors range from well capitalized ILECs that also provide bandwidth infrastructure, such as AT&T Inc., CenturyLink, Inc. and Verizon Communications Inc., or publicly traded communications service providers that also provide bandwidth infrastructure, such as Cogent and Windstream. In some geographies, we also compete with Crown Castle, GTT and Comcast.

 Many of our competitors in the Layer 2/3 market are well established with long-standing relationships and we must compete in a variety of aspects as Layer 2/3 IT customers are tech savvy and well informed. As an example, purchasers of network solutions generally base their decisions on the best value, which includes price, route (diversity and latency), flexibility and customer satisfaction responsiveness. Two of our key competitive challenges are brand recognition and product set awareness. However, we believe we are very competitive when we can communicate our capabilities that include our dense, global fiber network, our ability to implement complex and unique solutions and our focus on customer satisfaction at a price that meets the customer’s budget. With Layer 2/3, we believe we can aggressively compete with the short list of single source global providers.

zColo

The market for our colocation, interconnection, cloud and cybersecurity offerings is very competitive. We compete based on location, availability, quality of facility infrastructure, network carrier density, breadth of network connectivity options, type and quantity of customers in our data centers and the overall geographic reach of our platform. We compete against both public colocation providers who have large enterprise values and privately-held colocation providers who are well funded. Some of our competitors have long-standing customer relationships and significant access to capital, which may enable them to materially increase available data center space and therefore lower overall market pricing for such solutions. A portion of our competitors operate at larger scale in the same markets as us; others compete cross regionally attracting a customer base that values and requires global reach and scale. We differentiate from our competitors by providing our customers with on-net access to our robust fiber network and by allowing spend portability between our entire portfolio of communications infrastructure solutions as their needs change.

These focused interconnection and colocation providers include Equinix, Coresite,  Cologix,  Flexential, Digital Realty Trust and QTS Realty Trust. These companies offer similar solutions and operate in similar markets to us. Our ability to compete is based on the strategic location of our assets, a highly complementary global fiber network, an aptitude for commercial flexibility in contracts and a competency in the implementation of colocation and interconnection offerings.

For cloud services our competition also varies depending on the type of service. For example, we compete with Dell EMC, HPE and NetApp in the Private Cloud market but we compete with AWS, Rackspace and smaller cloud service providers for Object-Based Storage business. In the area of cybersecurity, the competitive field is vast and specialized and will vary depending on the specific security need ranging from infrastructure security, endpoint security, application security, managed security to threat analysis and protection, Internet of Things and data security.

Allstream

Allstream serves business customers throughout the United States and Canada. Its communications technologies and services include a range of scalable IP, cloud, voice and data solutions that help organizations communicate and collaborate more efficiently and profitably. Our largest competitors in Canada are the incumbent telecommunications companies Bell, TELUS and Rogers. Our largest U.S. competitors are CenturyLink, Verizon, Comcast, Cox and Ring Central. We also compete with other telecommunications companies, such as established cable and hydro companies and smaller companies or re-sellers that have a more limited network.

Regulatory Matters

Our operations require that certain of our subsidiaries hold licenses, certificates and/or other regulatory authorizations from the Federal Communications Commission (“FCC”), state Public Utilities Commissions (“PUCs”), European and Canadian telecommunications regulators (such as, Ofcom and ARCEP in Europe and CRTC in Canada) and other foreign regulators, all of which we have obtained and maintain in the normal course of our business. The FCC, State PUCs and foreign regulators generally have the power to modify or terminate a carrier’s authority to provide regulated wireline offerings for failure to comply with certain federal, state and foreign laws and regulations and may impose fines or other penalties for violations of the same. The State PUCs typically have similar powers with respect to the intrastate offerings that we provide under their jurisdiction. In addition, we are required to submit periodic reports to the FCC, State PUCs and foreign regulators documenting interstate, intrastate and foreign revenue, among other data, for fee assessments and general regulatory governance and in some states are required to file tariffs of our rates, terms and conditions of access and service. In order to engage in certain transactions in these jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain of these governmental agencies. The construction of additions to our current fiber network is also subject to certain governmental permitting and licensing requirements.

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

Evaluation and Preparation for Potential Real Estate Investment Trust Conversion

On May 3, 2018, we announced we completed the first phase of our investigation on the advisability and feasibility of a conversion to a real estate investment trust for U.S federal income tax purposes (a “REIT”).  As part of the current phase of our evaluation and preparation for a potential conversion to a REIT, we began a direct dialogue with the U.S. Internal Revenue Service (“IRS”) in an effort to obtain clarity and support for our position, and we are seeking a private letter ruling (“PLR”) from the IRS that addresses among other things, whether our revenues from dark and lit fiber satisfy applicable REIT income tests.  We submitted the PLR request to the IRS in July 2018, but the IRS may not provide a response until later in 2019 or beyond or may not respond at all.  Our ultimate decision to convert to a REIT may depend upon a favorable PLR from the IRS.

Also, we have begun to execute various organizational changes that are required to operate as a REIT, including the adoption of amendments to our organizational documents that, among other things, impose certain stock ownership limitations and transfer restrictions, the realignment of our business segments to clearly delineate the leasing of network assets from ancillary services and, in particular, the separation and potential divestiture or deconsolidation of our Allstream business segment. These organizational changes are not expected to result in any changes to our reportable segments.

If, following the current phase of our evaluation and preparation, we decide to convert to a REIT and are successful in qualifying for taxation as a REIT, then we will generally be permitted to deduct from federal income taxes the dividends that we pay to our stockholders. The income represented by such dividends would not be subject to federal income taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic taxable REIT subsidiaries (each, a “TRS”), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through entities that are disregarded from us for U.S. federal income tax purposes. Also, we will be subject to a separate corporate income tax on any gains recognized during a specified period (generally five years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT.

Our ability to qualify for taxation as a REIT will depend upon our compliance with various requirements following our REIT conversion, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify for taxation as a REIT, we will be subject to federal and state income tax at regular corporate income tax rates in the same manner as we are currently taxed. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

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

Our website address is www.zayo.com, and we routinely post important investor information in the “Investors” section of our website at http://investors.zayo.com/. The information contained on, or that may be accessed through, our website is not part of this Annual Report on Form 10-K (this “Annual Report”). You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the “Investors” section of our website under the heading “SEC Filings.” These reports are made available on our website as soon as reasonably practicable after we electronically file them with the SEC.

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

Special Note Regarding Forward-Looking Statements

Information contained in this Annual Report that is not historical by nature constitutes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995.  These forward-looking statements typically include words such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates” or the negatives thereof, other variations thereon or comparable terminology, or discuss strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to the Company’s financial and operating prospects, current economic trends, future opportunities (including our potential conversion to a REIT), ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets and achieve our planned synergies, outlook of customers, reception of new products and technologies, strength of competition and pricing, completion of the Merger and uncertainty among customers and employees regarding the Merger. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including but not limited to those described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this Annual Report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required by law.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this Annual Report. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected.

Risks Related to the Merger

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

•	our employees may experience uncertainty regarding their future roles, which might adversely affect our ability to retain, recruit and motivate key personnel; and
•	potential continued or additional litigation relating to the Merger and the related costs and related risks.

Any of these matters could adversely affect our stock price, business, financial condition, results of operations, or business prospects.

The parties may be unable to satisfy the conditions to the closing of our acquisition by Parent and the acquisition may not be consummated, and the failure of the acquisition to be completed may adversely affect our business and our share price.

Consummation of our acquisition by Parent is subject to various closing conditions which have not yet been satisfied, including, among other things, (i) the absence of any legal restraints or prohibitions on the consummation of the Merger, (ii) approval from the Committee on Foreign Investment in the United States (CFIUS), and (iii) receipt of other regulatory approvals. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the obligation of Parent to consummate the Merger is also conditioned upon our not having suffered a Material Adverse Effect (as defined in the Merger Agreement). These and other conditions to the consummation of the Merger may fail to be satisfied. In addition, satisfying the conditions to the Merger may take longer than we and Parent currently expect. The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Thus, there can be no assurance that the conditions to the Merger will be satisfied or waived or that the Merger will be consummated.

In addition, the Merger Agreement may be terminated under specified circumstances, including by either party if the merger has not been consummated by May 8, 2020 (or August 8, 2020 under certain circumstances). Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•

our current stock price likely reflects a market assumption that the proposed acquisition will occur, meaning that a failure to complete the proposed transaction could result in a decline in the price of our common stock;

•	we may be subject to additional legal proceedings related to the Merger or may suffer losses in connection with legal proceedings already instituted related to the Merger;
•	the failure of the Merger to be consummated may result in negative publicity and a negative impression of us in the investment community;

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

Lawsuits have been filed against us and our Board of Directors and may in the future be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no order will be in effect that prevents, makes illegal or prohibits the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

Risks Related to Our Business

We have historically generated net losses since our inception and could incur losses in the future.

Prior to Fiscal 2017, we had historically generated net losses since our inception and could incur losses in the future. These net losses primarily have been driven by significant depreciation, amortization, interest expense, and stock-based compensation. During Fiscal 2019, we had depreciation and amortization expense of $633.4 million, stock-based compensation expense of $109.3 million, and interest expense of $338.7 million. At June 30, 2019, we had $6,065.2 million of total debt (including capital lease obligations and before any unamortized discounts, premiums and debt issuance costs). We cannot assure you that we will generate net income in the future.

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

Our largest single customer, based on recurring revenue, accounted for approximately 8% of our revenue during Fiscal 2019, and total revenues from our top ten customers accounted for approximately 29% of our revenue during

Fiscal 2019. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue. Many of these customers are also competitors for some or all of our offerings. Our customer contracts typically have terms of one to twenty or more years. Our customers may elect not to renew these contracts. Furthermore, our customer contracts are terminable for cause if we breach a material provision of such contracts. We may face increased competition and pricing pressure as our customer contracts become subject to renewal. Our customers may negotiate renewal of their contracts at lower rates, for fewer offerings or for shorter terms. Many of our customers are in the telecommunications industry, which is undergoing consolidation. To the extent that two or more of our customers combine, they may be able to use their greater size to negotiate lower prices from us and may purchase fewer offerings from us, especially if their networks overlap. If we are unable to successfully renew our customer contracts on commercially acceptable terms, or if our customer contracts are terminated, our business could suffer.

We are also subject to credit risk associated with the concentration of our accounts receivable from our key customers. If one or more of these customers were to become bankrupt, insolvent or otherwise were unable to pay for the access rights or offerings provided by us, we may incur significant write-offs of accounts receivable or incur impairment charges.

We have numerous customer orders for network expansion to customer sites, including contracts with multiple national wireless carriers to build out our network to additional towers. If we are unable to satisfy new orders or build our network according to contractually specified deadlines, we may incur penalties or suffer loss or delay in the collection of revenue.

Our customers periodically review their telecommunication infrastructure requirements, and may adjust their plans for the purchase of additional access rights or offerings from us to fit changed market circumstances or strategic priorities. Any such adjustments may affect our sales of new contracts, or the renewal of existing ones, which could impact our revenue growth.

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

Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with real estate, technological, engineering, operational, marketing, sales, administrative and managerial skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills that are in high demand. In addition, subject to limited exceptions, none of the members of our management team and other key employees has long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

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

Our contracts with customers typically contain access and service level agreements (including network availability) and delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet our access and service level agreements could adversely affect our revenue. In Fiscal 2019, lost revenue from failure to meet access and service level agreements was approximately $2.8 million. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments with us, could impact our ability to meet our access and service level agreements.

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

As of June 30, 2019, our total debt (including capital lease obligations and before any unamortized discounts, premiums or debt issuance costs) was $6,065.2 million, primarily consisting of the following indebtedness incurred by our subsidiaries, Zayo Group, LLC (“ZGL”) and Zayo Capital, Inc. (“Zayo Capital”): $1,430.0 million of 6.00% senior unsecured notes due 2023 (the “2023 Unsecured Notes”), $900.0 million of 6.375% senior unsecured notes due 2025 (the “2025 Unsecured Notes”), $1,650.0 million of 5.75% senior unsecured notes due 2027 (the “2027 Unsecured Notes”, collectively with the 2023 and 2025 Unsecured Notes, the “Notes”), a $488.7 million senior secured term loan facility due 2021, a $1,269.3 million senior secured term loan facility due 2024 (the “Term Loan Facility”), $145.0 million borrowed under a $450.0 million senior secured revolving credit facility (the “Revolver,” and collectively with the Term Loan Facility, the “Credit Facility”), of which $296.5 million was available at June 30, 2019, subject to certain conditions, and $182.2 million in capital lease obligations.  Subject to the limitations set forth in the indentures (the “Indentures”) governing the Notes and the agreement governing the Credit Facilities (the “Credit Agreement”), ZGL may incur additional indebtedness (including additional first lien obligations) in the future. If new indebtedness is added to our current levels of indebtedness, the related risks that we now face in light of our current debt level, including our possible inability to service our debt, could intensify.  Our level of debt could have important consequences, including the following:

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2019 were $315.2 million, and represented 33.1% of our cash flows from operating activities. Cash payments related to principal payments on our debt obligations (including capital leases and the Revolver) during the year ended June 30, 2019 were $141.2 million, which are reflected in our cash flows from financing activities, and represented 14.8% of our cash flows from operating activities during the period.

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

At June 30, 2019, we had approximately $1,234.5 million of U.S. federal net operating losses (“NOLs”), which relate primarily to prior acquisitions. Under certain circumstances, these NOLs can be used to offset our future U.S. federal taxable income. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and related Treasury regulations, at a time when our market capitalization is below a certain level, our ability to use the NOLs could be substantially limited. This limit could impact the timing of the usage of the NOLs, thus accelerating cash tax payments or causing NOLs to expire prior to their use, which could affect the ultimate realization of the NOLs.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.”  As a result of the referendum, the British government is negotiating the terms of the U.K.’s future relationship with the E.U. Although it is unknown what those terms will be, or whether an agreement will be reached, it is possible that there will be increased regulatory complexities that may adversely affect our operations and financial results.

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

The U.S. Foreign Corrupt Practices Act, the Canadian Corruption of Foreign Public Officials Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. We have created and implemented a program for compliance with anti-bribery laws. Because our business activities in foreign countries have grown, we may have increased exposure to reckless or criminal acts committed by our employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Additionally, privacy requirements in the EU are stricter than in the U.S. These requirements include rules restricting the flow of data across borders, the General Data Protection Regulation and other data privacy requirements. These restrictions may cause companies to localize data, decline to make use of services provided by our customers in the U.S., and otherwise impact the use of our offerings. Notwithstanding the existence of programs such as the Privacy Shield program in place between the U.S. and EU, European companies and individuals may be reluctant to use U.S. companies, which could negatively impact our business.

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

We may be subject to litigation that could have a substantial, adverse impact on our business

From time to time, we are subject to litigation, including claims related to employment, commercial transactions, construction and real estate.  Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. While we do not view any of our current litigation to be material, current or future litigation could have a material adverse effect on our financial position and operating results, on the trading price of our securities and on our ability to access the capital markets.

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

Management identified material weaknesses in our internal control over financial reporting in our fiscal year ending June 30, 2016 that were remediated during Fiscal 2017. There can be no assurance our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results or financial condition, may result in restatement of our consolidated financial statements, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

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

Some of these competitors have greater financial, managerial, sales and marketing, and research and development resources than we do and are able to promote their brands with significantly larger budgets. Most of them are also our customers. If ILECs and cable television companies focus on providing bandwidth infrastructure, it could have a material adverse effect on us. A few of these competitors also have significant fiber assets that they principally employ in the provision of their communications offerings. If any of these competitors with greater resources and/or significant fiber assets chose to focus those resources on bandwidth infrastructure, our ability to compete in the bandwidth infrastructure industry could be negatively impacted. To the extent that communication service providers, cable television companies, and other media companies choose to distribute their content over their own networks that could reduce demand for our offerings. Additionally, significant new entrants into the bandwidth infrastructure industry would increase supply, which could cause prices for our offerings to decline.

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

Communications offerings and facilities are subject to domestic and international regulation at the federal, state, and local levels. These regulations affect our business and our existing and potential competitors. Our electronic communications offerings and electronic communications facilities in Europe, Canada and elsewhere are subject to regulatory oversight by national communications regulators, such as the United Kingdom’s Office of Communications (“Ofcom”) and France’s Autorité de Régulation des Communications Électroniques et des Postes (“ARCEP”). In addition, in the United States, both the FCC and the state public utility commissions or similar regulatory authorities (“State PUCs”) typically require us to maintain licenses, file periodic reports, pay various regulatory fees and assessments, and otherwise comply with their regulations. Similarly, in Canada, we are subject to the rules and oversight of the Canadian Radio-Television and Telecommunications Commission (“CRTC”), the Minister of Innovation Science and Economic Development, as well as the laws and regulations of other federal and provincial bodies. Such compliance can be costly and burdensome and may affect the way we conduct our business. Delays in receiving required regulatory approvals (including approvals relating to acquisitions, investments, or financing activities or for interconnection agreements with other carriers), the enactment of new and adverse international or domestic legislation or regulations (including those pertaining to broadband initiatives and net-neutrality), or the denial, modification or termination by a regulator of any approval or authorization, could have a material adverse effect on our business. Further, the current regulatory landscape is subject to change through judicial review of current legislation and rulemaking by the FCC, Ofcom, ARCEP, CRTC and other domestic, foreign, and international rulemaking bodies. These bodies regularly consider changes to their regulatory framework and fee and other obligations. Changes in current regulation or determinations that we have not complied with existing regulations and obligations may make it more difficult to obtain the approvals necessary to operate our business, significantly increase the regulatory fees and other assessments to which we are subject, subject us to potential enforcement proceedings or audits that could result in fines or other penalties where noncompliance has occurred, or have other adverse effects on our future operations in the United States, Canada and/or Europe.  Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition. In Canada, ILECs had been mandated by the CRTC to provide access to its local loops to third party service providers, including Zayo, at regulated rates. On June 5, 2018, the CRTC granted forbearance from regulation of local loops to an ILEC from which we currently access unbundled local loops. We must now either obtain access to such local loops pursuant to commercial agreement with such ILEC or migrate to alternative sources. If we are unable to reach agreement with the ILEC, or reach agreement with alternative sources, or to reach agreements on economic terms, our business, results of operations and financial condition will be negatively impacted.

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

The technology used in delivering communications offerings has changed rapidly in the past and will likely continue to do so in the future. If we are unable to keep up with such changes made available by next generation technology, we may not be able to offer competitive offerings to our business customers. This could adversely affect our ability to compete for business customers, which, in turn, would adversely affect our results of operations and financial condition.

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

Delaware law and our restated certificate of incorporation and restated bylaws contain provisions that could delay or discourage takeover attempts.

Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	out stock is subject to ownership limitations and transfer restrictions that are intended to facilitate our compliance with certain REIT rules relating to share ownership;
•	our board of directors has the right to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;
•	our directors are not elected by cumulative voting, which would allow less than a majority of stockholders to elect director candidates;
•	advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders meeting is required;
•	our board of directors may alter our bylaws without obtaining stockholder approval;
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

We have elected not to be governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”); however, our restated certificate of incorporation includes similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for three years following the time that such stockholder became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own, within three years prior to the determination of interested stockholder status, 15% or more of a corporation’s voting stock. Pursuant to our restated certificate of incorporation, the term “interested stockholder” does not include certain entities listed in our certificate of incorporation that were preferred equity holders of Communications Infrastructure Investments, LLC (“CII”) at the time of our IPO (the “Exempt Stockholders”), each of their respective affiliates, and any of their respective direct or indirect transferees and any group as to which such persons are a party.

These provisions may prohibit large stockholders (with the exception of the Exempt Stockholders described above) from merging or combining with us.  These provisions in our restated certificate of incorporation and our amended and restated bylaws and the DGCL could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price of our common stock being lower than it otherwise would be.

In addition, our debt agreements may require very significant payments if we have a change of control, which reduces the possibility that such an event will occur.

Our directors, executive officers, holders of more than 5% of our common stock, together with their affiliates, continue to have substantial control over the company.

Our directors, executive officers, and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 28% of our outstanding common stock as of June 30, 2019. As a result, these stockholders, acting together, would have the ability to effectively control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to effectively control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Risks Related to a Possible REIT Conversion

Although we have completed the first phase of our investigation on the advisability and feasibility of a conversion to a REIT, we can provide no assurance that we will ultimately pursue a REIT conversion or whether any such conversion will be successful.

In May 2018, we announced that we completed the first phase of our investigation on the advisability and feasibility of a conversion to a REIT. In order to successfully convert to a REIT, there are significant implementation and operational complexities we would need to satisfy, including completing internal reorganizations and realignment of business segments, modifying accounting, financial systems and reporting, receiving stockholder approvals and making any required stockholder payouts, and possibly obtaining a private letter ruling, or PLR, from the IRS. The timing and outcome of many of these conditions are beyond our control. In particular, if a favorable PLR is necessary or desirable to effect our REIT conversion, we cannot provide assurance that the IRS will ultimately provide us with such a PLR or when it might do so.

At the conclusion of our investigation and preparations for converting to a REIT, our board of directors may decide not to convert to a REIT, or to delay such a conversion, if our board of directors determines in its sole discretion that a REIT conversion is not in the best interests of us or our stockholders or because it identifies alternatives that it believes could create stockholder value more effectively than conversion to a REIT.  In addition, Parent has review and consent rights pursuant to the Merger Agreement over any future REIT election by us, as well as over possible steps toward converting to a REIT, and Parent may or may not be amendable to such election or such steps. Thus, we can provide no assurance that we will ultimately pursue a REIT conversion or whether any such conversion will be successful.

If we convert to a REIT, we may, nevertheless, not qualify or remain qualified for taxation as a REIT.

If we convert to a REIT, we plan to operate in a manner consistent with the REIT qualification rules. However, we cannot provide assurance that we will, in fact, qualify for taxation as a REIT or that we will remain so qualified. Qualification for taxation as a REIT involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of applicable REIT provisions. Changes in legislation, federal tax rules and interpretations thereof could also prevent us from remaining qualified for taxation as a REIT or realizing the benefits for us and our stockholders of qualifying for taxation as a REIT.

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

If we convert to a REIT, complying with REIT qualification requirements may limit our flexibility or cause us to forgo otherwise attractive opportunities.

To qualify for taxation as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs.  Similar rules apply to other nonqualifying assets. These limitations may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain our qualification for taxation as a REIT, we will be required to distribute at least 90% of our REIT taxable income annually, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification for taxation as a REIT, we will generally be subject to U.S. federal and state income tax at regular corporate income tax rates for our undistributed REIT taxable income, as well as U.S. federal and state income tax at regular corporate income tax rates for income recognized by our TRSs. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

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

If we convert to a REIT, restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, which would prevent us from qualifying for taxation as a REIT. If we are unable to renegotiate our credit facility and our indentures to remove certain applicable restrictions and if these limits prevent us from distributing 100% of our REIT taxable income, we would be subject to federal and state corporate income tax, and potentially a nondeductible excise tax, on the retained amounts. See “Risks Related to Our Business” for further information on our restrictive loan covenants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties are our fiber optic network and its component assets. We own a majority of the communications equipment required for operating the network and our business. We provide colocation and interconnection offerings utilizing our own data centers located within major carrier hotels and other strategic buildings in 51 locations throughout the United States, Canada and Europe. We generally do not own the buildings where we provide our colocation interconnection offerings; rather,  we manage licensable colocation space. See “Item 1. Business” for additional discussion related to our network and colocation properties.

We lease our corporate headquarters in Boulder, Colorado as well as regional offices and sales, administrative and other support offices. Our corporate headquarters are located at 1821 30th Street, Unit A, Boulder, Colorado. Office space is leased in the markets where we maintain our network. Each of our business units utilize these facilities.  The majority of our leases have renewal provisions at either fair market value or a stated escalation above the last year of the current term. We also lease properties to locate the POPs necessary to operate our network.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time party to various litigation matters we believe are incidental to the operation of our business. We record an appropriate provision when the occurrence of loss is probable and can be reasonably estimated. We cannot estimate with certainty our ultimate legal and financial liability with respect to any such pending litigation matters, and it is possible one or more of them could have a material adverse effect on us. However, we believe the outcome of any such pending litigation matters will not have a material adverse effect upon our results of operations, our consolidated financial condition, or our liquidity.

We accrue for a loss related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, we review and evaluate our litigation matters in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, we do not accrue for a potential litigation loss. In those situations, we disclose an estimate or range of the reasonably possible losses, if such estimates can be made. At this time, we do not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Following the filing of the preliminary proxy statement on June 3, 2019, the following complaints were filed in the United States District Court for the District of Delaware against Zayo and its directors: on June 7, 2019, a purported Zayo stockholder filed a putative class action complaint, captioned Scarantino v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01068-RGA; on June 12, 2019, a purported Zayo stockholder filed a complaint, captioned Klein v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01085-RGA; on June 17, 2019, a purported Zayo stockholder filed a putative class action complaint, captioned Duggan v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01112-RGA; and on June 18, 2019, a purported Zayo stockholder filed a putative class action complaint, captioned, Dixon v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01123-UNA. The complaints assert claims for violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 against Zayo and its directors, and claims for violations of Section 20(a) of the Exchange Act against the Zayo directors. The complaint captioned Duggan v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01112-RGA also asserts a claim for violations of 17 C.F.R. §244.100 against Zayo and its directors. The complaints allege, among other things, that Zayo and its directors disseminated an allegedly false and materially misleading proxy statement. The complaints seek, among other things, to enjoin the merger, a declaration that the proxy statement violated federal securities laws, unspecified damages, and an award of attorneys’ and experts’ fees.

On June 17, 2019, a purported Zayo stockholder filed a complaint, captioned Graves v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01747-KLM, and on June 21, 2019, another purported Zayo stockholder filed a complaint, captioned Karels v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01809-MEH, against Zayo and its directors in the United States District Court for the District of Colorado. The complaints assert claims for violations of Section 14(a) and SEC Rule 14a-9 against Zayo and its directors, and claims for violations of Section 20(a) of the Exchange Act against the Zayo directors. The complaints allege, among other things, that Zayo and its directors disseminated an allegedly false and materially misleading proxy statement. The complaints seek, among other things, to enjoin the merger, unspecified damages, and an award of attorneys' and experts' fees.

On June 18, 2019, another purported Zayo stockholder filed a putative class action complaint, captioned Saroop v. Zayo Group Holdings, Inc., et al., Case No. 2019CV30601, against Zayo and its directors in the District Court of Boulder County, Colorado. The complaint asserts a claim for breach of fiduciary duty against Zayo and its directors. The complaint alleges, among other things, that the directors breached their fiduciary duties in connection with the merger due to certain deal protection provisions in the merger agreement and potential conflicts of interest, and disseminated a materially misleading proxy statement. The complaint seeks, among other things, to enjoin the merger, a declaration that the merger was entered into in breach of fiduciary duty, rescission and invalidation of the merger agreement or other agreements entered into in connection with or in furtherance of the merger, and an award of attorneys’ and experts’ fees.

The defendants believe each of these federal cases are without merit and intend to vigorously defend against them.

We have also received five demands from Zayo stockholders pursuant to 8 Del. C. §220 seeking corporate books and records for, among other things, the purported purpose of investigating whether the board of directors breached their fiduciary duties in connection with the merger.  We rejected all five of these demands, which prompted three of the stockholders to file complaints against us to enforce their Section 220 rights. These cases, all of which seek the books and records demanded in the respective letters are captioned as follows:  Teamsters Local 237 Additional Security Benefit Fund, et al. v. Zayo, C.A. No. 2019-0572-VCMR (July 25, 2019); Massachusetts Laborers' Annuity Fund v. Zayo Group Holdings, Inc., C.A. No. 2019-0573-VCMR; and Waterhouse v. Zayo Group Holdings, Inc., C.A. No. 2019-0589-VCMR (July 31, 2019).  We intend to vigorously defend against these actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Our Common Stock

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “ZAYO” since October 17, 2014.

On August 29, 2019, there were approximately 131 stockholders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on our common stock from our IPO in October 2014 through June 30, 2019, compared to the S&P 500 TR Index and the NASDAQ Telecommunications Index. The comparison assumes a hypothetical investment in our common stock and in each of the foregoing indices of $100 at October 22, 2014, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

	October 17, 2014	June 30, 2015	June 30, 2016	June 30, 2017	June 30, 2018	June 30, 2019
Zayo Group Holdings, Inc. Common Stock	$100	$116.76	$126.71	$140.09	$165.23	$149.14
S&P 500 TR Index	$100	$110.85	$115.24	$135.70	$155.07	$171.13
NASDAQ Telecommunications Index	$100	$109.97	$108.86	$123.89	$146.54	$172.52

The above performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

Dividend Policy

No dividends have been declared or paid on our shares of common stock. Unless we convert to a REIT and are successful in qualifying for and maintaining taxation as a REIT, we currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, cash flows, capital requirements, and other factors our board of directors deems relevant, including requirements necessary to qualify for and maintain taxation as a REIT if we convert to a REIT. We are a holding company, and substantially all of our operations are carried out by ZGL and its subsidiaries. ZGL’s ability to pay dividends to us is limited by the Credit Agreement and Indentures, which may in turn limit our ability to pay dividends on our common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred securities.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for Zayo Group Holdings, Inc. for the periods and as of the dates indicated. The selected historical consolidated financial information as of and for the years ended June 30, 2019, 2018, 2017, 2016, and 2015 is derived from, and qualified by reference to, our audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.   These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended June 30,
	2019	2018(1)	2017 (1)	2016 (1)	2015 (1)
	(in millions, except for per share data)
Consolidated Statements of Operations Data
Revenue	$2,578.0	$2,602.5	$2,220.3	$1,721.7	$1,347.1
Operating costs and expenses	2,057.7	2,179.3	1,844.3	1,481.4	1,178.1
Operating income	520.3	423.2	376.0	240.3	169.0
Other expenses, net	(345.0)	(296.9)	(269.7)	(308.0)	(333.1)
Income/(loss) from operations before income taxes	175.3	126.3	106.3	(67.7)	(164.1)
Provision/(benefit) for income taxes	25.3	23.4	19.2	8.5	(8.8)
Net income/(loss)	$150.0	$102.9	$87.1	$(76.2)	$(155.3)
Weighted-average shares used to compute net income/( loss) per share:
Basic	238.5	247.3	243.9	243.3	235.4
Diluted	240.2	248.5	246.8	243.3	235.4
Net income/(loss) per share:
Basic	$0.63	$0.42	$0.36	$(0.31)	$(0.66)
Diluted	$0.62	$0.41	$0.35	$(0.31)	$(0.66)
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$186.1	$256.7	$220.7	$170.7	$308.6
Property and equipment, net	5,808.9	5,427.6	5,016.0	4,079.5	3,299.2
Total assets	9,334.6	9,209.9	8,739.4	6,727.5	6,094.6
Long-term debt and capital lease obligations, including current portion	6,026.9	5,828.6	5,639.3	4,136.0	3,701.4
Total stockholders' equity	1,341.5	1,500.3	1,420.7	1,228.0	1,211.2

(1) On July 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”). Results for the years ended June 30, 2018 and 2017 shown above have been retrospectively adjusted to reflect the adoption of ASC 606.  Results for the years ended June 30, 2016 and 2015 and cash and cash equivalents, property and equipment, net, total assets, long-term debt and capital lease obligations, including the current portion as of June 30, 2017, 2016 and 2015 shown above have not been adjusted for the adoption of ASC 606.  Total stockholders’ equity has been retrospectively adjusted to reflect the adoption of ASC 606 as of June 30, 2018, 2017 and 2016. See Note 2 – Basis of Presentation in our consolidated financial statements and Note 15  – Revenue and Contract Costs for additional disclosure on the Company’s adoption of ASC 606 and its impact on the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information contained or incorporated by reference in this Annual Report on Form 10-K (this “Annual Report”), and in other filings by Zayo Group Holdings, Inc. (the “Company,” “we” or “us”) with the SEC that is not historical by nature constitutes “forward-looking statements” within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “may,” “will,” “should,” or “anticipates,” or the negatives thereof, other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that future results expressed or implied by the forward-looking statements will be achieved, and actual results may differ materially from those contemplated by the forward-looking statements. Such statements are based on our current expectations and beliefs and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to our financial and operating prospects, current economic trends, future opportunities, ability to retain existing customers and attract new ones, our acquisition strategy and ability to integrate acquired companies and assets, outlook of customers, reception of new products and technologies, strength of competition and pricing, completion of the Merger and uncertainty among customers and employees regarding the Merger, and potential organizational strategies that we may opt to pursue in the future, such as our potential REIT conversion including our ability to successfully combine our divisions and the feasibility and timing of any REIT conversion. Other factors and risks that may affect our business and future financial results are detailed in our SEC filings, including, but not limited to, those described under “Item 1A: Risk Factors” and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required by law.

The following discussion and analysis should be read together with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

Amounts presented in this Item 7 are rounded. As such, rounding differences could occur in period-over-period changes and percentages reported throughout this Item 7.

In May 2018, we announced we completed the first phase of our investigation on the advisability and feasibility of a conversion to a REIT for U.S. federal income tax purposes.  Please see “Evaluation and Preparation for Potential REIT Conversion” in the below “Overview.”

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

On May 8, 2019, we, Parent and Merger Sub entered into the Merger Agreement to be acquired by the Consortium. Upon the close of the Merger, we will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium. Please see “Significant Merger Development” in the below “Overview”.

Overview

Introduction

We are a large and growing provider of access to bandwidth infrastructure in the United States (“U.S.”), Europe and Canada. Our products and offerings enable our customers’ mission-critical, high-bandwidth applications, such as cloud-based computing, video, mobile, social media, machine-to-machine connectivity, and other bandwidth-intensive applications. Our key products and offerings include leased dark fiber, fiber to cellular towers and small cell sites, dedicated wavelength connections, Ethernet, IP connectivity, cloud-based computing and storage products and other high-bandwidth offerings. We provide access to our bandwidth infrastructure and other offerings over a unique set of dense metro, regional, and long-haul fiber network sections and through our interconnect-oriented data center facilities. Our fiber network sections and data center facilities are critical components of the overall physical network architecture of the Internet and private networks. Our customer base includes some of the largest and most sophisticated users of bandwidth infrastructure, such as wireless service carriers; telecommunications service carriers; financial services companies; social networking, media, and web content companies; education, research, and healthcare institutions; and governmental agencies. We typically provide customers with access to our bandwidth infrastructure solutions for a fixed monthly recurring fee under contracts that vary between one and twenty or more years in length. We operate our business with a unique focus on capital allocation and financial performance with the ultimate goal of maximizing equity value for our stockholders. Our core values center on partnership, alignment, and transparency with our three primary constituent groups – employees, customers, and stockholders.

On October 22, 2014, we completed an initial public offering (“IPO”) of shares of our common stock, which were listed on the NYSE under the ticker symbol “ZAYO”. Prior to the IPO, we were a direct, wholly owned subsidiary of Communications Infrastructure Investments, LLC ("CII"). Our primary operating subsidiary is Zayo Group, LLC, a Delaware limited liability company (“ZGL”), and we are headquartered in Boulder, Colorado.

Our fiscal year ends June 30 each year, and we refer to the fiscal year ended June 30, 2019 as “Fiscal 2019,” the fiscal year ended June 30, 2018 as “Fiscal 2018,” and the fiscal year ended June 30, 2017 as “Fiscal 2017.”

Reportable Segments and our Strategic Product Groups

We use the management approach to determine the segment financial information that should be disaggregated and presented. The management approach is based on the manner by which management has organized the segments within the Company for making operating decisions, allocating resources, and assessing performance. With the continued increase in our scope and scale, during the fourth quarter of Fiscal 2019, our CODM, who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The changes in structure had the impact of combining our legacy Fiber Solutions, Transport, and Enterprise Networks segments into a single new segment, Zayo Networks, and re-aligning our Cloud and Cybersecurity SPG from our legacy Enterprise Networks segment to our zColo segment.  These changes to our existing reportable segments have been recast for all prior period financial and operating metrics presented in this Annual Report for comparability. Our four reportable segments are described below.

Zayo Networks.  Our Zayo Networks segment provides access to bandwidth infrastructure. This includes our Fiber, Layer 2/3 and Transport solutions. Within the Fiber business, Zayo provides access to mobile infrastructure (fiber-to-the-tower and small cell). Our mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites and mobile switching centers. Fiber solutions customers include carriers and other communication service providers, internet service providers, wireless service providers, major media and content companies, large enterprises and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms for fiber solutions customers tend to range from three to twenty or more years.  Our Layer 2/3 line of business provides connectivity and telecommunications solutions to medium and large enterprises. Our offerings within Layer 2/3 include Ethernet, IP, Transit Offerings, Wide Area Networking products, Media Networks and CloudLink. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms for Layer 2/3 solutions tend to range from one to five years. Our Transport line of business provide access to lit communications bandwidth infrastructure using customer-accessed optronics to light the fiber and, and our customers pay for access based on the amount and type of bandwidth they require.  We target customers who require a significant amount of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Zayo Colocation (“zColo”).    The zColo segment provides data center and cloud infrastructure solutions to a broad range of enterprise, carrier, cloud and content customers. Our offerings within this segment include the provision of colocation space, power and interconnection offerings in North America and Western Europe. Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. Our data centers also support networking components for the purpose of aggregating and accommodating customers’ data, voice, internet and video traffic. The contract terms in this segment tend to range from two to five years. Our Cloud and Cybersecurity SPG is included in the zColo segment. The Cloud and Cybersecurity SPG combines private cloud, public cloud and managed offerings in order to provide its customers secure infrastructure as a service (IaaS), which enables on-demand scaling and virtual computing in hybrid environments.

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

Other.  The Other segment is primarily comprised of Zayo Professional Services. ZPS provides network and technical resources to customers who wish to leverage the Company’s expertise in designing, acquiring and maintaining a network. The contract terms typically run for one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication equipment sales.

Evaluation and Preparation for Potential REIT Conversion

On May 3, 2018, we announced we completed the first phase of our investigation on the advisability and feasibility of a conversion to a REIT for U.S. federal income tax purposes. As part of the current phase of our evaluation and preparation for a potential conversion to a REIT, we began a direct dialogue with the IRS in an effort to obtain clarity and support for our position, and we are seeking a PLR from the IRS that addresses, among other things, whether our revenues from dark and lit fiber satisfy applicable REIT income tests. We submitted the PLR request to the IRS in July 2018, but the IRS may not provide a response until later in 2019 or beyond or may not respond at all. Our ultimate decision to convert to a REIT may depend upon a favorable PLR from the IRS.

Also, we have begun to execute various organizational changes that are required to operate as a REIT, including the adoption of amendments to our organizational documents that, among other things, impose certain stock ownership limitations and transfer restrictions, the realignment of our business segments to clearly delineate the leasing of network assets from ancillary services and, in particular, the separation and potential divestiture or deconsolidation of our Allstream business segment. These organizational changes are not expected to result in any changes to our reportable segments.

If, following the current phase of our evaluation and preparation, we decide to convert to a REIT and are successful in qualifying for taxation as a REIT, then we will generally be permitted to deduct from federal income taxes the dividends that we pay to our stockholders. The income represented by such dividends would not be subject to federal income taxation at the entity level but would be taxed, if at all, at the stockholder level. Nevertheless, the income of our domestic TRS, which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to federal and state corporate income tax. Likewise, our foreign subsidiaries will continue to be subject to foreign income taxes in jurisdictions in which they hold assets or conduct operations, regardless of whether held or conducted through TRSs or through entities that are disregarded from us for U.S. federal income tax purposes. Also, we will be subject to a separate corporate income tax on any gains recognized during a specified period (generally five years) following the REIT conversion that are attributable to “built-in” gains with respect to the assets that we own on the date we convert to a REIT.

Our ability to qualify for taxation as a REIT will depend upon our compliance with various requirements following our REIT conversion, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify for taxation as a REIT, we will be subject to federal and state income tax at regular corporate income tax rates in the same manner as we are currently taxed. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the federal income tax regime for REITs described above, many states do not completely follow federal rules and some may not follow them at all.

At this stage of our evaluation and preparation for a potential conversion to a REIT, we cannot accurately estimate the costs required to support any potential conversion, but we anticipate that our costs would include various administrative costs in addition to certain related tax liabilities.

Significant Merger Development

On May 8, 2019, we, Parent and Merger Sub entered into a Merger Agreement to be acquired by the Consortium. Upon the close of the Merger, we will operate as a privately-held company. Parent and Merger Sub were formed by the Consortium.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into us in the Merger, with us as the surviving and continuing corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each of our outstanding shares of Common Stock (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in our treasury, all of which shall be canceled without any consideration being exchanged therefore or shares of our Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash.

The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of our Common Stock, (ii) the receipt of specified required regulatory approvals, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to “material adverse effect” and materiality qualifications) and (v) compliance with covenants in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition.

Our board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, the Company held a special meeting of stockholders where our stockholders approved the adoption of the Merger Agreement. On July 31, 2019, the Company announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, satisfying one of the conditions to the closing of the pending transaction The closing of the deal continues to be subject to customary conditions, including regulatory clearances relating to review and clearance by the Committee on Foreign Investment in the United States and the receipt of certain foreign antitrust approvals, certain other foreign direct investment review approvals, and specified FCC and state public utility commission approvals. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the first half of 2020. Until the closing, we will continue to operate as an independent company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 hereto.

Factors Affecting Our Results of Operations

Business Acquisitions

We were founded in 2007 with the investment thesis of building a bandwidth infrastructure platform to take advantage of the favorable Internet, data, and wireless growth trends driving the ongoing demand for access to bandwidth infrastructure, and to be an active participant in the consolidation of the industry. These trends have continued in the years since our founding, despite volatile economic conditions, and we believe we are well positioned to continue to capitalize on those trends. We have built a significant portion of our network and product offerings through 45 acquisitions through June 30, 2019.

As a result of the growth of our business from these acquisitions and the capital expenditures and increased debt used to fund those investing activities, our results of operations for the respective periods presented and discussed herein are not comparable.

Fiscal 2018 Acquisitions

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

Spread Networks

On February 28, 2018, we acquired Spread Networks, LLC (“Spread Networks”), a privately-owned telecommunications provider that owns and offers access to a 825-mile, high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired.  The all-cash acquisition was funded with cash on hand and debt and was considered an asset purchase for U.S. federal income tax purposes.

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

Optic Zoo Networks

On January 18, 2018, we acquired Vancouver, BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired.  Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

The transaction strengthens Zayo’s position in Vancouver and Western Canada, adding 103 route miles and more than 100 on-net buildings to Zayo’s Vancouver footprint.

The results of the acquired Optic Zoo Networks business are included in our operating results beginning January 18, 2018.

Disposition

Scott-Rice Telephone Co.

On July 31, 2018, we completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.). As of June 30, 2019, $3.2 million of purchase consideration was held in escrow.  We recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the consolidated statements of operations. We acquired SRT as part of our March 1, 2017 purchase of Electric Lightwave Parent, Inc. and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

Summary of Business Acquisitions

The table below summarizes the dates and purchase prices (which are net of cash acquired and include assumption of debt and capital leases) of all acquisitions and asset purchases through June 30, 2019.

Acquisition	Date	Acquisition Cost
		(in millions)
Memphis Networx	July 31, 2007	$9.2
PPL Telecom	August 24,2007	46.3
Indiana Fiber Works	September 28, 2007	22.6
Onvoy	November 7, 2007	70.0
Voicepipe	November 7, 2007	2.8
Citynet Fiber Networks	February 15, 2008	99.2
Northwest Telephone	May 30, 2008	5.2
CenturyTel Tri-State Markets	July 22, 2008	2.7
Columbia Fiber Solutions	September 30, 2008	12.1
CityNet Holdings Assets	September 30, 2008	3.4
Adesta Assets	September 30, 2008	6.4
Northwest Telephone California	May 26, 2009	0.0
FiberNet	September 9, 2009	96.6
AGL Networks	July 1, 2010	73.7
Dolphini Assets	September 20, 2010	0.2
American Fiber Systems	October 1, 2010	114.1
360networks	December 1, 2011	317.9
MarquisNet	December 31, 2011	13.6
Arialink	May 1 2012	17.1
AboveNet	July 2, 2012	2,210.0
FiberGate	August 31, 2012	118.3
USCarrier	October 1, 2012	16.1
FTS	December 14, 2012	109.7
Litecast	December 31, 2012	22.2
Core NAP	May 31, 2013	7.1
Corelink	August 1, 2013	1.9
Access	October 1, 2013	40.1
FiberLink	October 2, 2013	43.1
CoreXchange	March 4, 2014	17.2
Geo	May 16, 2014	292.3
Neo	July 1, 2014	73.9
Colo Facilities Atlanta	July 1, 2014	51.9
IdeaTek Systems	January 1, 2015	52.7
Latisys	February 23, 2015	677.8
Viatel	December 31, 2015	102.7
Stream Dallas Data Center	December 31, 2015	16.6
Allstream	January 15, 2016	297.6
Clearview	April 1, 2016	18.3
Santa Clara Data Center	October 3, 2016	11.3
Electric Lightwave	March 1, 2017	1,426.6
KIO Networks US Data Centers	May 1, 2017	11.9
Optic Zoo Networks	January 18, 2018	24.8
Spread Networks	February 28, 2018	130.5
McLean Data Center	April 4, 2018	—
Neutral Path Communications	April 17, 2018	33.3
Less portion allocated to the disposition of Onvoy, LLC		(62.3)
Less portion allocated to the disposition of SRT		(42.2)
Total		$6,616.5

We completed each of the acquisitions described above, with the exception of Voicepipe and Corelink, with cash raised through combinations of equity issuances and the incurrence of debt. We acquired Voicepipe from certain existing CII equity holders in exchange for CII preferred units, and we acquired Corelink with a combination of cash and CII preferred units.

Substantial Indebtedness

As of June 30, 2019 and June 30, 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or Most Recent Amendment	Maturity	Interest Payments	Interest Rate	June 30, 2019	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$488.7	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3

6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Jul 2020 (2)	Monthly	LIBOR +1.75%	145.0	—
Total obligations					5,883.0	5,743.1
Unamortized premium, net					11.9	11.6
Unamortized debt issuance costs					(50.2)	(59.6)
Carrying value of debt					5,844.7	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,839.7	$5,690.1
(1)	The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was in April 2019.
(2)	The earliest possible maturity date under the Extension Amendment No. 1 entered into on April 3, 2019. See Note 7 – Long-term Debt to the consolidated financial statements for further details.

The weighted average interest rates (including margins) on the Term Loan Facility were approximately 4.6% and 4.3% at June 30, 2019 and June 30, 2018, respectively. The weighted average interest rate on our senior secured revolving credit facility (“the Revolver”) was approximately 4.2% as of June 30, 2019. The interest rate on the Revolver was approximately 3.8% as of June 30, 2018, and there were no borrowings outstanding under the Revolver as of such date. As of June 30, 2019, $145.0 million was outstanding under the Revolver. Standby letters of credit were outstanding in the amount of $8.5 million as of June 30, 2019, leaving $296.5 million available under the Revolver, subject to certain conditions.

Substantial Capital Expenditures

During Fiscal 2019, 2018, and 2017, we invested $786.9 million, $789.9 million, and $835.5 million, respectively, in capital expenditures primarily to expand our fiber network to support new customer contracts. We expect to continue to make significant capital expenditures in future periods.

Background for Review of Our Results of Operations

Revenue

Our revenue is comprised predominately of monthly recurring revenue (“MRR”). MRR is related to an ongoing offering that is generally fixed in price and paid by the customer on a monthly basis. We also report monthly amortized revenue (“MAR”), which represents the amortization of previously collected upfront charges to customers. Upfront charges are typically related to indefeasible rights of use (“IRUs”) structured as pre-payments rather than monthly recurring payments (though we structure IRUs as both prepaid and recurring, largely dependent on the customers’ preference) and installation fees. The last category of revenue we report is other revenue. Usage revenue represents charges to customers for variable contracts. Other revenue primarily includes credits and adjustments, termination revenue, construction contribution payments, and component sales.

Our consolidated reported revenue in any given period is a function of our beginning revenue under contract and the impact of organic growth and acquisition activity. Our organic activity is driven by net new sales (“bookings”), gross installed revenue (“installs”) and churn processed (“churn”) as further described below.

Net New Sales.   Net new sales (“bookings”) represent the dollar amount of orders, to be recorded as MRR and MAR upon installation, in a period that have been signed by the customer and accepted by our product offering delivery organization. The dollar value of bookings is equal to the monthly recurring price the customer will pay for the offerings and/or the monthly amortized amount of the revenue we will recognize for those offerings. To the extent a booking is cancelled by the customer prior to the offerings being originated, it is subtracted from the total bookings number in the period that it is cancelled. Bookings do not immediately impact revenue until the solutions are installed (gross installed revenue).

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

Operating Costs and Expenses

Our operating costs and expenses consist of network expense (“Netex”), compensation and benefits expenses, network operations expense (“Netops”), stock-based compensation expense, other expenses, and depreciation and amortization.

Netex consists of third-party network costs resulting from our leasing of certain network facilities, primarily leases of circuits and dark fiber, from third parties to augment our owned infrastructure, for which we are generally billed a fixed monthly fee. Netex also includes colocation facility costs for rent and license fees paid to the landlords of the buildings in which our colocation business operates, along with the utility costs to power those facilities. While increases in demand for our offerings will drive additional operating costs in our business, consistent with our strategy of leveraging our owned infrastructure assets, we expect to primarily utilize our existing network infrastructure or build new network infrastructure to meet the demand. In limited circumstances, we will augment our network with additional infrastructure or offerings from third-party providers. Third-party network costs include the upfront cost of the initial installation of such infrastructure. Such costs are included in operating costs in our consolidated statements of operations over the respective contract period.

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

Transaction costs include expenses associated with professional services (i.e. legal, accounting, regulatory, etc.) rendered in connection with acquisitions or disposals (including spin-offs), travel expense and severance expense incurred that are associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions or disposals. Transaction costs are included in “Selling, general and administrative expenses” in the consolidated statements of operations.

Results of Operations

Refer to “Item 6. Selected Financial Data” for additional financial information for the indicated periods.

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Revenue

	For the Year Ended June 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Zayo Networks	1,896.7	1,808.8	87.9	5%
zColo	269.9	290.7	(20.8)	(7)%
Allstream	381.7	479.9	(98.2)	(20)%
Other	29.7	23.1	6.6	29%
Consolidated	$2,578.0	$2,602.5	$(24.5)	(1)%

Our total revenue decreased by $24.5 million, or  1%, to $2,578.0 million for the year ended June 30, 2019, from $2,602.5 million for the year ended June 30, 2018.

We estimate that the period-over-period pro-forma organic revenue decreased by approximately 2%. Our pro-forma revenue decline was primarily driven by churn that exceeded installs at our Allstream segment and by changes in exchange rates. The average exchange rate of the GBP against the USD weakened by 3.9%, the average exchange rate of the Euro against the USD weakened by 4.4%, and the average exchange rate of the CAD against the USD weakened by 4.1% during the year ended June 30, 2019 as compared to the year ended June 30, 2018. Normalizing our estimated pro-forma organic revenue to exclude the impact of foreign currency exchange rate fluctuations, we estimate that Fiscal 2019 pro-forma organic revenue would have decreased by $20.9 million compared to Fiscal 2018 pro forma organic revenue.

During the year ended June 30, 2019, the Company recognized net installs of $5.4 million as compared to $6.5 million during the year ended June 30, 2018, excluding Allstream.

Zayo Networks.  Revenue from our Zayo Networks segment increased by $87.9 million, or 5%, to $1,896.7 million from $1,808.8 million, for the years ended June 30, 2019 and 2018, respectively. The increase was primarily a result of organic growth.

zColo.    Revenue from our zColo segment decreased by $20.8 million, or 7%, to $269.9 million from $290.7 million for the years ended June 30, 2019 and 2018. The decrease was due to lower net installs.

Allstream.   Revenue from our Allstream segment decreased by $98.2 million, or 20%, to $381.7 million from $479.9 million for the years ended June 30, 2019 and 2018. The decrease was due to increased churn.

Other.  Revenue from our Other segment increased by $6.6 million, or 29%, to $29.7 million for Fiscal 2019 from $23.1 million for Fiscal 2018, respectively. The increase is attributable to an increase in component sales during Fiscal 2019.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Year Ended June 30,
	2019		2018
	(in millions)
Monthly recurring revenue	$2,302.3	90%	$2,337.9	90%
Amortization of deferred revenue	152.1	6%	136.3	5%
Usage revenue	61.3	2%	74.7	3%
Other revenue	62.3	2%	53.6	2%
Total Revenue	$2,578.0	100%	$2,602.5	100%

Operating Costs and Expenses

	For the Year Ended June 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Zayo Networks	1,354.2	1,406.2	(52.0)	(4)%
zColo	288.7	284.4	4.3	2%
Allstream	388.3	466.1	(77.8)	(17)%
Other	26.5	22.6	3.9	17%
Consolidated	$2,057.7	$2,179.3	$(121.6)	(6)%

Our operating costs decreased by $121.6 million, or 6%, to $2,057.7 million for Fiscal 2019 from $2,179.3 million for Fiscal 2018.

Zayo Networks.  Zayo Networks operating costs decreased by $52.0 million, or 4%, to $1,354.2 million for Fiscal 2019 from $1,406.2 million for Fiscal 2018. The decrease in operating costs and expenses was primarily a result of a $91.9 million decrease in depreciation and amortization attributable to a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years, partially offset by increases of $15.8 million in Netex and Netops costs, $12.4 million in stock-based compensation $6.5 million in compensation and benefits, $4.4 million in other operating costs and $0.8 million in transaction costs.

zColo.  zColo operating costs increased by $4.3 million, or 2%, to $288.7 million for Fiscal 2019 from $284.4 million for Fiscal 2018. The increase in operating costs and expenses was primarily a result of increases of $3.9 million in stock-based compensation, $2.1 million in compensation and benefits, $2.1 million in transaction costs and $1.5 million in depreciation and amortization expense, partially offset by a decrease of $4.6 million in other operating costs and $0.7 million in Netex and Netops costs.

Allstream.  Allstream operating costs decreased by $77.8 million, or 17%, to $388.3 million for Fiscal 2019 from $466.1 million for Fiscal 2018. The decrease in operating costs and expenses was primarily a result of decreases in Netex and Netops of $44.9 million, depreciation and amortization of $21.4 million, compensation and benefits of $6.2 million, transaction costs of $4.4 million and $3.5 million in stock-based compensation, partially offset by an increase of $2.6 million in other operating costs.

Other.  Other operating costs increased by $3.9 million, or 17%, to $26.5 million for Fiscal 2019 from $22.6 million for Fiscal 2018. The increase is attributable to an increase in revenue associated with component sales.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2019 and 2018:

	For the Year Ended June 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Netex	$499.7	$522.0	$(22.3)	(4)%
Compensation and benefits expenses	325.9	324.6	1.3	*
Network operations expense	289.7	290.6	(0.9)	*
Other expenses	182.7	180.3	2.4	1%
Transaction costs	17.0	18.6	(1.6)	(9)%
Stock-based compensation	109.3	96.7	12.6	13%
Depreciation and amortization	633.4	746.5	(113.1)	(15)%
Total operating costs and expenses	$2,057.7	$2,179.3	$(121.6)	(6)%

* Not meaningful

Netex.  Our Netex decreased by $22.3 million, or 4%, to $499.7 million for Fiscal 2019 from $522.0 million for Fiscal 2018. The decrease in Netex was primarily due to revenue churn in our Allstream segment.

Compensation and Benefits Expenses.  Compensation and benefits expenses increased by $1.3 million to $325.9 million for Fiscal 2019 from $324.6 million for Fiscal 2018. The increase is primarily related to an increase in headcount for Fiscal 2019 over Fiscal 2018.

Network Operations Expenses.  Network operations expenses decreased by $0.9 million to $289.7 million for Fiscal 2019 from $290.6 million for Fiscal 2018. The decrease is primarily related to a slight reduction in network maintenance and restoration expenses.

Other Expenses.  Other expenses increased by $2.4 million, or 1%, to $182.7 million for Fiscal 2019, from $180.3 million for Fiscal 2018. The increase is primarily related to an increase in bad debt expense.

Transaction Costs.  Transaction costs decreased by $1.6 million, or 9%, to $17.0 million for Fiscal 2019 from $18.6 million for Fiscal 2018. Transaction costs decreased due to our decreased acquisition activity largely offset by transaction costs related to the Merger.

Stock-Based Compensation.  Stock-based compensation expense increased by $12.6 million, or 13%, to $109.3 million for Fiscal 2019 from $96.7 million for Fiscal 2018.  The increase is due to an increased number of grants in Fiscal 2019 compared to Fiscal 2018.

Depreciation and Amortization.  Depreciation and amortization expense decreased by $113.1 million, or 15%, to $633.4 million for Fiscal 2019 from $746.5 million for Fiscal 2018. The decrease is primarily attributable to a change in the estimated useful lives of fiber optic network assets from 20 years to 33 years, partially offset by depreciation from capital expenditures and our Fiscal 2018 acquisitions.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2019 and 2018.

	For the Year Ended June 30,
	2019	2018	$ Variance	% Variance
	(in millions)
Interest expense	$(338.7)	$(299.8)	$(38.9)	(13)%
Loss on extinguishment of debt	—	(4.9)	4.9	100%
Foreign currency (loss)/gain on intercompany loans	(14.1)	5.4	(19.5)	*
Other income, net	7.8	2.4	5.4	*
Total other expenses, net	$(345.0)	$(296.9)	$(48.1)	(16)%

* Not meaningful

Interest expense.  Interest expense increased by $38.9 million, or 13%, to $338.7 million from $299.8 million for the years ended June 30, 2019 and 2018, respectively. The increase was primarily a result of an increase in debt from the comparative period, which was primarily used to fund repurchases of our common stock, in addition to higher LIBOR rates.

Loss on extinguishment of debt.  Loss on extinguishment of debt was nil for the year ended June 30, 2019 as compared to $4.9 million for the year ended June 30, 2018. The Fiscal 2018 loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as amended, that was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the second repricing of the Credit Agreement. See Note 7 – Long-term Debt to the consolidated financial statements.

Foreign currency gain/(loss) on intercompany loans.  We recorded a foreign currency loss on intercompany loans of  $14.1 million for Fiscal 2019, compared to $5.4 million gain for Fiscal 2018. During Fiscal 2019, we had intercompany loans between our U.S., UK and Canadian legal entities, which were established to fund our international acquisitions.  As of June 30, 2019 our largest intercompany loans are denominated in GBP. Our Canadian intercompany loans were extinguished during Fiscal 2019.   As the intercompany loans are recorded as an intercompany receivable at our U.S. entities, strengthening of the USD over a foreign currency results in a foreign currency loss on intercompany loans and the weakening of the USD over a foreign currency results in a gain on intercompany loans. The Fiscal 2019 non-cash loss was driven primarily by the strengthening of the USD compared to the GBP period-over-period.

Provision for Income Taxes

Income tax expense increased over the prior year by $1.9 million, or 8% to $25.3 million for Fiscal 2019, from $23.4 million for Fiscal 2018. Our provision for income tax included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

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

U.S. Tax Reform had a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for Fiscal 2018 as compared with Fiscal 2019.

The following table reconciles our expected tax provision based on the statutory U.S. federal income tax rate applied to our earnings before income tax to our actual provision for income taxes:

	For the Year Ended June 30,
	2019	2018
	(in millions)
Applicable statutory rate	21%	28%
Expected provision at the statutory rate	$36.8	$35.4
Increase/(decrease) due to:
Stock-based compensation	6.6	3.8
State income taxes, net of federal benefit	4.7	3.2
Change in statutory tax rate, outside U.S.	(1.4)	7.4
Change in uncertain tax benefits	11.8	3.1
Foreign tax rate differential	4.4	(2.4)
U.S. Tax Reform	7.2	24.8
Change in valuation allowance	(38.7)	(49.3)
Other, net	(6.1)	(2.6)
Provision for income taxes	$25.3	$23.4

The effective tax rate for Fiscal 2019 was positively impacted by reversing the valuation allowances on the deferred tax assets of certain foreign subsidiaries. The effective tax rate was negatively impacted by increasing the uncertain tax benefit reserve. Prior period amounts were reclassified for comparability with the Fiscal 2019 presentation.

Some U.S. Tax Reform provisions became effective during Fiscal 2019. As of June 30, 2019, the following provisions are not expected to have a material impact on tax expense: Global Intangible Low-Taxed Income, Base Erosion and Anti-abuse Tax, and the interest expense limitations. The executive compensation limitations had an impact and are included in stock compensation on the rate reconciliation. The Company continues to evaluate the impact of U.S. Tax Reform as more information and guidance becomes available.

Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017

Revenue

	For the Year Ended June 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated revenue:
Zayo Networks	1,808.8	1,621.1	187.7	12%
zColo	290.7	263.3	27.4	10%
Allstream	479.9	314.3	165.6	53%
Other	23.1	21.6	1.5	7%
Consolidated	$2,602.5	$2,220.3	$382.2	17%

Our total revenue increased by $382.2 million, or 17%, to $2,602.5 million for the year ended June 30, 2018, from $2,220.3 million for the year ended June 30, 2017. The increase in revenue was driven by our Fiscal 2018 and 2017 acquisitions as well as organic growth.

We estimate that the period-over-period pro-forma organic revenue growth was approximately 0.2%. Our pro-forma revenue growth was primarily driven by net installs over the course of both periods as a result of the continued strong demand for bandwidth infrastructure access broadly across our network territory and our customer verticals partially offset by changes in exchange rates. The average exchange rate of the GBP against the USD strengthened by 6%, the average exchange rate of the Euro against the USD strengthened by 9%, and the average exchange rate of the CAD against the USD strengthened by 5% during the year ended June 30, 2018 as compared to the year ended June 30, 2017. Normalizing our estimated pro-forma organic revenue growth to exclude the impact of foreign currency exchange rate fluctuations, we estimate that Fiscal 2018 pro-forma organic revenue would have been negatively impacted by $32.3 million.

During the year ended June 30, 2018, the Company recognized net installs of $6.5 million as compared to $7.1 million during the year ended June 30, 2017, excluding Allstream.

Zayo Networks.  Revenue from our Zayo Networks segment increased by $187.7 million, or 12%, to $1,808.8 million from $1,621.1 million, for the years ended June 30, 2018 and 2017, respectively. The increase was a result of both organic and acquisition related growth.

zColo.  Revenue from our zColo segment increased by $27.4 million, or 10%, to $290.7 million from $263.3 million for the years ended June 30, 2018 and 2017, respectively. The increase was a result of both organic and acquisition related growth.

Allstream.    Revenue from our Allstream segment increased by $165.6 million, or 53%, from $314.3 million to $479.9 million for the years ended June 30, 2018 and 2017. The increase was primarily a result of acquiring Electric Lightwave on March 1, 2017.

Other.  Revenue from our Other segment increased by $1.5 million, or 7%, to $23.1 million from $21.6 million, for the years ended June 30, 2018 and 2017, respectively. The Other segment represented approximately 1% of our total revenue during the year ended June 30, 2018.

The following table reflects the stratification of our revenues during these periods. The substantial majority of our revenue continued to come from recurring payments from customers under contractual arrangements.

	For the Year Ended June 30,
	2018		2017
	(in millions)
Monthly recurring revenue	$2,337.9	90%	$1,973.2	89%
Amortization of deferred revenue	136.3	5%	116.5	5%
Usage revenue	74.7	3%	72.1	3%
Other revenue	53.6	2%	58.5	3%
Total Revenue	$2,602.5	100%	$2,220.3	100%

Operating Costs and Expenses

	For the Year Ended June 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Segment and consolidated operating costs and expenses:
Zayo Networks	1,406.2	1,319.9	86.3	7%
zColo	284.4	255.7	28.7	11%
Allstream	466.1	249.7	216.4	87%
Other	22.6	19.0	3.6	19%
Consolidated	$2,179.3	$1,844.3	$335.0	18%

Our operating costs increased by $335.0 million, or 18%, to $2,179.3 million for Fiscal 2018 from $1,844.3 million for Fiscal 2017. The increase in consolidated operating costs was primarily due to the impact from our Fiscal 2018 and 2017 acquisitions and the organic growth of our network footprint.

Zayo Networks.  Zayo Networks operating costs increased by $86.3 million, or 7%, to $1,406.2 million for Fiscal 2018 from $1,319.9 million for Fiscal 2017. The increase in operating costs and expenses was primarily a result of increases of $38.4 million in depreciation and amortization, $30.9 million in Next and Netops costs, $26.0 million in compensation and benefits, and $10.1 million in other operating costs largely due to our Fiscal 2018 and Fiscal 2017 acquisitions and additional costs associated with the organic growth of our network, partially offset by a $17.0 million decrease in stock-based compensation and a $2.1 million decrease in transaction costs.

zColo.  zColo operating costs increased by $28.7 million, or 11%, to $284.4 million for Fiscal 2018 from $255.7 million for Fiscal 2017. The increase in operating costs and expenses was primarily a result of increases of $21.0 million in depreciation and amortization expense, $6.8 million in other operating costs, $4.2 million in Netex and Netops costs, partially offset by a $2.4 million decrease in stock-based compensation, a $0.6 million decrease in compensation and benefits costs, and a $0.3 million decrease in transaction costs.

Allstream.  Allstream operating costs increased by $216.4 million, or 87%, to $466.1 million for Fiscal 2018 from $249.7 million for Fiscal 2017. The increase in operating costs and expenses was primarily a result of increases in Netex and Netops of $103.7 million, depreciation and amortization of $79.5 million, compensation and benefits of $23.6 million, other operating expenses of $7.5 million, stock based compensation of $1.7 million and $0.4 million of transaction costs.

Other.  Other operating costs increased by $3.6 million, or 19%, to $22.6 million for Fiscal 2018 from $19.0 million for Fiscal 2017. The increase was directly attributed to an increase in revenue associated with component sales.

The table below sets forth the components of our operating costs and expenses during the years ended June 30, 2018 and 2017:

	For the Year Ended June 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Netex	$522.0	$437.6	$84.4	19%
Compensation and benefits expenses	324.6	273.8	50.8	19%
Network operations expense	290.6	244.7	45.9	19%
Other expenses	180.3	147.4	32.9	22%
Transaction costs	18.6	20.5	(1.9)	(9)%
Stock-based compensation	96.7	114.1	(17.4)	(15)%
Depreciation and amortization	746.5	606.2	140.3	23%
Total operating costs and expenses	$2,179.3	$1,844.3	$335.0	18%

Netex.  Our Netex increased by $84.4 million, or 19%, to $522.0 million for Fiscal 2018 from $437.6 million for Fiscal 2017. The increase in Netex was primarily due to our Fiscal 2018 and Fiscal 2017 acquisitions, partially offset by cost savings, as planned network related synergies were realized.

Compensation and Benefits Expenses.  Compensation and benefits expenses increased by $50.8 million, or 19%, to $324.6 million for Fiscal 2018 from $273.8 million for Fiscal 2017.  The increase in compensation and benefits expenses reflected the increase in average headcount for Fiscal 2018 compared to Fiscal 2017 largely due to employees added through the Electric Lightwave acquisition in March 2017.

Network Operations Expenses.  Network operations expenses increased by $45.9 million, or 19%, to $290.6 million for Fiscal 2018 from $244.7 million for Fiscal 2017. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. The increase principally reflected the organic and inorganic growth of our network assets and the related expenses of operating that expanded network. Our total network route miles increased 4% to approximately 129,000 miles at June 30, 2018 from approximately 124,000 miles at June 30, 2017.

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

Depreciation and Amortization.  Depreciation and amortization expense increased by $140.3 million, or 23%, to $746.5 million for Fiscal 2018 from $606.2 million for Fiscal 2017. The increase was primarily a result of depreciation related to increased capital expenditures and increased depreciation and amortization expense associated with our Fiscal 2018 and 2017 acquisitions, including $18.6 million resulting from recording revised fair value estimates of intangible assets and property and equipment associated with the Electric Lightwave acquisition, of which $6.2 million relates to previous reporting periods.

Total Other Expense, Net

The table below sets forth the components of our total other expense, net for the years ended June 30, 2018 and 2017.

	For the Year Ended June 30,
	2018	2017	$ Variance	% Variance
	(in millions)
Interest expense	$(299.8)	$(241.5)	$(58.3)	(24)%
Loss on extinguishment of debt	(4.9)	(18.2)	13.3	73%
Foreign currency gain/(loss) on intercompany loans	5.4	(10.3)	15.7	*
Other income, net	2.4	0.3	2.1	*
Total other expense, net	$(296.9)	$(269.7)	$(27.2)	(10)%

* Not meaningful

Interest expense.  Interest expense increased by $58.3 million, or 24%, to $299.8 million from $241.5 million for the years ended June 30, 2018 and 2017, respectively. The increase was primarily a result of an increase in debt from the comparative period resulting from incremental debt raised to fund our acquisitions in addition to increasing LIBOR rates.

Loss on extinguishment of debt.  Loss on extinguishment of debt was $4.9 million for the year ended June 30, 2018 as compared to $18.2 million for the year ended June 30, 2017.  The Fiscal 2018 loss on extinguishment of debt includes a non-cash expense associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, as amended, that was deemed to have been extinguished as well as the portion extinguished through early prepayment.  The loss on extinguishment of debt also includes certain fees paid to third parties involved in the second repricing of the Credit Agreement. See Note 7 – Long-term Debt to the consolidated financial statements.

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

Provision for Income Taxes

Income tax expense increased over the prior year by $4.2 million, or 22% to $23.4 million for Fiscal 2018, from $19.2 million for Fiscal 2017. Our provision for income tax included both the current provision and a provision for deferred income tax expense resulting from timing differences between tax and financial reporting accounting bases.

U.S. Tax Reform has a material impact on the comparison of our effective tax rate and the expected income tax expense at the statutory rate for Fiscal 2018 as compared to Fiscal 2017.

The following table reconciles our  expected tax provision based on the statutory U.S. federal income tax rate applied to our earnings before income tax to our actual provision for income taxes,  prior period amounts were reclassified for comparability with the Fiscal 2019 presentation:

	For the Year Ended June 30,
	2018	2017
	(in millions)
Applicable statutory rate	28%	35%
Expected provision at the statutory rate	$35.4	$37.2
Increase/(decrease) due to:
Stock-based compensation	3.8	(11.7)
State income taxes, net of federal benefit	3.2	2.9
Change in statutory tax rate, outside U.S.	7.4	(1.4)
Change in uncertain tax benefits	3.1	—
Foreign tax rate differential	(2.4)	(3.9)
U.S. Tax Reform	24.8	—
Change in valuation allowance	(49.3)	(10.2)
Other, net	(2.6)	6.3
Provision for income taxes	$23.4	$19.2

Adjusted EBITDA

We define Adjusted EBITDA as earnings/(loss) from operations before interest, income taxes, depreciation and amortization (“EBITDA”) adjusted to exclude acquisition or disposal-related transaction costs, losses on extinguishment of debt, stock-based compensation, unrealized foreign currency gains/(losses) on intercompany loans, gains/(losses) on business dispositions and non-cash income/(loss) on equity and cost method investments.  We use Adjusted EBITDA to evaluate operating performance, and this financial measure is among the primary measures used by management for planning and forecasting for future periods. We believe the presentation of Adjusted EBITDA is relevant and useful for investors because it allows investors to view results in a manner similar to the method used by management and facilitates comparison of our results with the results of other companies that have different financing and capital structures.

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

Reconciliations from segment and consolidated Adjusted EBITDA to net income/(loss) are as follows:

	For the Year Ended June 30, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total

Segment and consolidated Adjusted EBITDA	$1,087.5	$125.0	$64.8	$5.8	$—	$1,283.1
Interest expense	(276.7)	(44.7)	(16.4)	—	(0.9)	(338.7)
Provision for income taxes	—	—	(6.9)	—	(18.4)	(25.3)
Depreciation and amortization expense	(442.8)	(119.7)	(69.0)	(1.8)	(0.1)	(633.4)
Transaction costs	(12.4)	(4.0)	(0.6)	—	—	(17.0)
Stock-based compensation	(88.2)	(19.6)	(1.0)	(0.5)	—	(109.3)
Foreign currency loss on intercompany loans	—	—	—	—	(14.1)	(14.1)
Gain on business disposition	—	—	5.5	—	—	5.5
Non-cash loss on investments	(0.8)	—	—	—	—	(0.8)
Net income/(loss)	$266.6	$(63.0)	$(23.6)	$3.5	$(33.5)	$150.0

	For the Year Ended June 30, 2018
	Zayo Networks	zColo	Allstream		Other	Corp/ Eliminations	Total

Segment and consolidated Adjusted EBITDA	$1,026.0	$142.3		$115.0	$5.0	$—	$1,288.3
Interest expense	(241.7)	(42.2)		(16.1)	—	0.2	(299.8)
Provision for income taxes	—	—		22.8	—	(46.2)	(23.4)
Depreciation and amortization expense	(534.7)	(118.2)		(90.4)	(1.8)	(1.4)	(746.5)
Transaction costs	(11.6)	(1.9)		(5.0)	—	(0.1)	(18.6)
Stock-based compensation	(75.8)	(15.7)		(4.5)	(0.7)	—	(96.7)
Loss on extinguishment of debt	—	—		—	—	(4.9)	(4.9)
Foreign currency gain on intercompany loans	—	—		—	—	5.4	5.4
Non-cash loss on investments	(0.7)	0.1		—	(0.3)	—	(0.9)
Net income/(loss)	$161.5	$(35.6)	$	` 21.8	$2.2	$(47.0)	$102.9

	For the Year Ended June 30, 2017
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total

Segment and consolidated Adjusted EBITDA	$904.6	$125.2	$83.3	$5.1	$—	$1,118.2
Interest expense	(199.8)	(35.2)	(7.1)	—	0.6	(241.5)
Provision for income taxes	—	—	—	—	(19.2)	(19.2)
Depreciation and amortization expense	(496.3)	(97.2)	(10.9)	(1.8)	—	(606.2)
Transaction costs	(13.7)	(2.2)	(4.6)	—	—	(20.5)
Stock-based compensation	(92.8)	(18.1)	(2.8)	(0.4)	—	(114.1)
Loss on extinguishment of debt	—	—	—	—	(18.2)	(18.2)
Foreign currency loss on intercompany loans	(0.1)	—	—	—	(10.2)	(10.3)
Non cash loss on investment	(1.0)	—	—	—	(0.1)	(1.1)
Net income/(loss)	$100.9	$(27.5)	$57.9	$2.9	$(47.1)	$87.1

Liquidity and Capital Resources

Our primary sources of liquidity have been cash provided by operations, equity offerings, and incurrence of debt. Our principal uses of cash have been for acquisitions, capital expenditures, working capital, debt service requirements and repurchases of our common stock. We anticipate our principal uses of cash in the future will be for acquisitions, capital expenditures, working capital, and debt service.

We have financial covenants under the indentures governing the 6.00% senior unsecured notes due 2023, the 6.375% senior unsecured notes due 2025, the 5.75% Senior Notes due 2027 and our amended and restated credit agreement governing our senior secured term loan facility and revolving credit facility that, under certain circumstances, restrict our ability to incur additional indebtedness. The indentures governing the Notes limit any increase in ZGL’s secured indebtedness (other than certain forms of secured indebtedness expressly permitted under such indentures) to a pro forma secured debt ratio of 4.50 times ZGL’s previous quarter’s annualized modified EBITDA (as defined in the indentures), and limit ZGL’s incurrence of additional indebtedness to a total indebtedness ratio of 6.00 times the previous quarter’s annualized modified EBITDA.  The Credit Agreement also contains a covenant, applicable only to the Revolver, that ZGL maintain a senior secured leverage ratio below 5.25:1.00 at any time when the aggregate principal amount of loans outstanding under the Revolver is greater than 35% of the commitments under the Revolver. The Credit Agreement also requires ZGL and its subsidiaries to comply with customary affirmative and negative covenants, including covenants restricting the ability of ZGL and its subsidiaries, subject to specified exceptions, to incur additional indebtedness, make additional guaranties, incur additional liens on assets, or dispose of assets, pay dividends, or make other distributions, voluntarily prepay certain other indebtedness, enter into transactions with affiliated persons, make investments and amend the terms of certain other indebtedness.  The Credit Agreement contains customary events of default, including among others, non-payment of principal, interest, or other amounts when due, inaccuracy of representations and warranties, breach of covenants, cross default to certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

As of June 30, 2019, we had $186.1 million in cash and cash equivalents and a working capital deficit of $158.3 million. Cash and cash equivalents consist of amounts held in bank accounts and highly-liquid U.S. treasury money market funds. We have a current deferred revenue balance of $174.9 million that we will be recognizing as revenue over the next twelve months. The actual cash outflows associated with fulfilling this deferred revenue obligation during the next twelve months will be significantly less than the June 30, 2019 current deferred revenue balance. During the year ended June 30, 2019, we drew $275.0 million under our Revolver and paid down $130.0 million. As of June 30, 2019, we had $296.5 million available under our Revolver, subject to certain conditions. Accordingly, we believe we have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term and for the foreseeable future.

Our capital expenditures decreased by $3.0 million during the year ended June 30, 2019 as compared to the year ended June 30, 2018, to $786.9 million from $789.9 million. Although we had a slight decrease in the period, we expect to continue to invest in our network for the foreseeable future. As of June 30, 2019, we were contractually committed for $471.1 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these capital expenditure commitments are expected to be satisfied in the next twelve months. These capital expenditures, however, are expected to primarily be success-based; that is, in most situations, we will not invest the capital until we have an executed customer contract that supports the investment. For more information on our contractual commitments refer to our Contractual Cash Obligations table below.

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

Cash Flows

We believe our cash flows from operating activities, in addition to cash and cash equivalents currently on-hand, will be sufficient to fund our operating activities and capital expenditures for the foreseeable future, and in any event for at least the next 12 to 18 months. Given the generally volatile global economic climate, no assurance can be given that this will be the case.

We regularly consider acquisitions and additional strategic opportunities, including large acquisitions, which may require additional debt or equity financing.

The following table sets forth components of our cash flow for the years ended June 30, 2019, 2018 and 2017.

	Year Ended June 30,
	2019	2018	2017
	(in millions)
Net cash provided by operating activities	$951.1	$971.2	$909.8
Net cash used in investing activities	$(747.9)	$(966.8)	$(2,270.3)
Net cash (used in)/provided by financing activities	$(275.2)	$35.6	$1,411.3

Net Cash Flows Provided By Operating Activities

Net cash flows provided by operating activities decreased by $20.1 million to $951.1 million from $971.2 million during the years ended June 30, 2019 and 2018, respectively.

Net cash flows provided by operating activities during the year ended June 30, 2019 include the net income of $150.0 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $633.4 million, stock-based compensation expense of $109.3 million, deferred income taxes of $1.2 million, foreign currency loss on intercompany loans of $14.1 million and non-cash interest expense of $10.3 million. Additions to deferred revenue of $193.1 million during the period were largely offset by amortization of deferred revenue of $152.1 million.  Cash flow during the period was reduced by the net change in working capital components of $13.7 million.

Net cash flows from operating activities during the year ended June 30, 2018 include the net income of $102.9 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $746.5 million, stock-based compensation expense of $96.7 million, loss on extinguishment of debt of $4.9 million, non-cash interest expense of $9.8 million, and the deferred tax expense of $22.3 million, partially offset by foreign currency gain on intercompany loans of $5.4 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $212.8 million, less amortization of deferred revenue of $136.3 million.  Cash flow during the period was reduced by the net change in working capital components of $89.0 million.

The decrease in net cash flows from operating activities during the year ended June 30, 2019 as compared to the year ended June 30, 2018 is primarily a result of lower revenues and increased cash paid for interest, net of capitalized interest.

Net cash flows from operating activities increased by $61.4 million to $971.2 million from $909.8 million during the years ended June 30, 2018 and 2017, respectively.

Net cash flows from operating activities during the year ended June 30, 2017 include the net income of $87.1 million, plus the add backs of non-cash items deducted in the determination of net income, principally depreciation and amortization of $606.2 million, stock-based compensation expense of $114.1 million, foreign currency loss on intercompany loans of $10.3 million, loss on extinguishment of debt of $18.2 million, non-cash interest expense of $9.6 million, and the deferred tax expense of $13.4 million.  Also contributing to the cash provided by operating activities were additions to deferred revenue of $200.5 million, less amortization of deferred revenue of $116.5 million.  Cash flow during the period was reduced by the net change in working capital components of $37.9 million.

The increase in net cash flows from operating activities during the year ended June 30, 2018 as compared to the year ended June 30, 2017 is primarily a result of additional earnings from organic growth and synergies realized from our Fiscal 2018 and Fiscal 2017 acquisitions.

Cash Flows Used In Investing Activities

During the year ended June 30, 2019, our principal use of cash for investing activities was $786.9 million in additions to property and equipment.  This was partially offset by $39.0 million in proceeds from the sale of SRT, net of cash held in escrow.

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

Cash Flows (Used in)/Provided By Financing Activities

Our cash flows used for financing activities during the year ended June 30, 2019 are primarily comprised of $402.5 million in purchases of our common stock, $130.0 million in payments on the Revolver, $6.2 million in capital lease payments, $5.0 million in principal payments on our long-term debt, $3.8 million in payments on the Santa Clara acquisition financing agreement, $2.0 million for other financing outflows and $0.7 million in payments for debt issuance costs. These movements were offset by $275.0 million in borrowings under the Revolver.

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

Our cash flows provided by financing activities during the year ended June 30, 2017 are primarily comprised of $3,865.8 million in debt proceeds from the refinancing of our term loan and our $650 million Electric Lightwave Incremental Term Loan, net of discounts, and our aggregate $1,350.0 million issuances of 2027 Unsecured Notes, net of premiums,  partially offset by $2,408.8 million of principal payments and early pre-payment on long-term debt, $6.6 million in principal payments on capital lease obligations, and $35.4 million in payment of debt issuance costs.

Contractual Cash Obligations

The following table represents a summary of our estimated future payments under contractual cash obligations as of June 30, 2019 for continuing operations. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of these future payments.

	For the Years Ended June 30,
	Total	2020	2021 - 2021	2023 - 2024	Thereafter
	(in millions)
Long-term debt (principal and interest)	$7,633.9	$324.4	$1,236.7	$3,183.1	$2,889.7
Capital leases (principal and interest)	270.8	20.1	40.3	39.4	171.0
Operating leases	658.3	128.1	190.7	123.7	215.8
Obligations for capital expenditures	471.1	471.1	—	—	—
Other purchase obligations	348.0	83.9	124.8	82.8	56.5
Total	$9,382.1	$1,027.6	$1,592.5	$3,429.0	$3,333.0

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

Cash payments for interest, net of capitalized interest, which are reflected in our cash flows from operating activities, during the year ended June 30, 2019 were $315.2 million and represents 33.1% of our cash flows from operating activities. We also made cash payments related to principal payments on our long-term debt and capital lease obligations of $141.2 million, which are reflected in our cash flows used in financing activities, and represented 14.8% of our cash flows from operating activities during the period.

Off-Balance Sheet Arrangements

We do not have any special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 14-Commitments and Contingencies to the consolidated financial statements, or in the Future Contractual Obligations table included above.

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify the income tax effects resulting from tax bill H.R.1 from accumulated other comprehensive income to retained earnings. The standard also requires certain new disclosures regardless of the election. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal year ending June 30, 2020 “Fiscal 2020” for us), with early adoption permitted.   We do not expect ASU 2018-02 to have a material impact on our consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal year ending June 30, 2021 “Fiscal 2021” for us), with early adoption permitted. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.

In February 2016, the FASB issued ASU 2016-02,   Leases. The new guidance supersedes existing guidance on accounting for leases in Topic 840 and is intended to increase the transparency and comparability of accounting for lease transactions. ASU 2016-02 requires most leases to be recognized on the balance sheet. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting remains similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard (ASC 606).  ASU 2016-02 will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (Fiscal 2020 for us).

ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using one of two modified retrospective approaches. An entity may choose to use either (1) the effective date or (2) the beginning of the earliest comparative period presented in the financial statements at the date of initial application. We will apply the transition requirements at the July 1, 2019 effective date by showing a cumulative effect adjustment in the first quarter of 2020, rather than restating any prior periods. In addition, we will elect the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, we will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component for most asset classes. We also elected the land easements practical expedient which permits us to carry forward our historical accounting treatment for agreements existing on the adoption date.

We are in the process of implementing a new lease accounting system and related internal controls to meet the requirements of ASU 2016-02. While we are still evaluating the effect that ASU 2016-02 will have on our consolidated balance sheet, we expect to record significant right-of-use assets and corresponding lease liabilities upon adoption. We do not expect our adoption of ASU 2016-02 will have a material impact on our consolidated statement of operations or cash flows.

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

Revenue

Revenue is recognized at the amount probable to be collected, which includes billing and performance adjustments. During each reporting period, we make estimates for potential future credits to be issued in respect of current revenue related to performance interruptions and customer disputes, which are recorded as a reduction in revenue. We analyze historical credit activity when evaluating our credit reserve requirements. We reserve for known performance interruptions as incurred. We review customer disputes and reserve for those we believe to be valid claims, which is recorded as a reduction of revenue. The determination of the customer dispute credit reserve involves significant judgment, estimations and assumptions.

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

In October 2014, we adopted the 2014 Performance Compensation Incentive Program (“PCIP”). The PCIP includes incentive cash compensation and equity (in the form of restricted stock units or “RSUs”). Grants of RSUs under the PCIP plan are made quarterly for all participants. The PCIP went into effect on October 16, 2014.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are also awarded quarterly grants of RSUs under the same provisions as other Part B participants outlined above.  However, beginning with the grant during the three months ended December 31, 2018, in the case of the CEO, and beginning with the grant during the three months ended March 31, 2019, in the case of the CFO, awards are subject to additional vesting criteria that are based on our stock performance subsequent to the end of the measurement period.  In order for the CEO and CFO to receive the maximum award, our stock price must remain at or above the ending measurement period price for the six months subsequent to the end of the performance period.

The grant date fair value of Part B awards issued during a given period are expensed over the performance period. The grant date fair value is estimated utilizing a Monte Carlo simulation. This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, our historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the restriction period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each simulation resulting in a distribution of potential present values. The fair value is then calculated based on the average of the potential present values.

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

Estimated useful lives of our property and equipment in years are as follows:

Estimated useful lives
(in years)
Land	N/A
Buildings - leasehold and site improvements	15 to 45
Furniture, fixtures and office equipment	3 to 7
Computer hardware	3 to 5
Software	3
Components, machinery and equipment	5 to 7
Fiber optic components and equipment	8
Circuit switch components and equipment	10
Packet switch components and equipment	5
Fiber optic network	33
Construction in progress	N/A

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

At least annually we evaluate the recoverability of our long-lived assets and evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such assets. We consider various factors to determine if an impairment test is necessary. The factors include consideration of the overall economic climate, technological advances with respect to equipment, our strategy, and capital planning. Since our inception, no event has occurred nor has there been a change in the business environment that would trigger an impairment test for our property and equipment assets.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be recognized. The amount of deferred tax assets recorded on our consolidated balance sheets is influenced by management’s assessment of our future taxable income with regard to relevant business plan forecasts, the reversal of deferred tax balances, and reasonable tax planning strategies. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where recent losses have been incurred, the relevant accounting standards require us to weight the objective evidence of the recent losses more heavily than subject evidence of projected taxable income. It is reasonably possible we may reverse the valuation allowance recorded on certain foreign subsidiaries’ deferred tax assets in the near future.

In connection with several of our acquisitions, we have acquired significant U.S. NOLs. The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been an “ownership change” as described in Section 382 of the Internal Revenue Code.

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

As of June 30, 2019, we had $1,234.5 million of U.S. federal NOL carry forwards. We used approximately $406.9 million during Fiscal 2019 to offset increased profitability.  We have completed several acquisitions in which we acquired net operating loss tax attributes as part of the purchase.  These acquisitions, however, were considered a "change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carry forwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.  Currently available U.S. NOL carry forwards as of June 30, 2019 are approximately $874.2 million.  An additional $169.4 million will become available for use during fiscal year ended June 30, 2020. Our NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2038. Of our $1,234.5 million NOL carry forwards balance, $1,045.2 million of these NOL carry forwards were acquired in acquisitions.

As of June 30, 2019, we had approximately $345.9 million of foreign jurisdiction net operating loss carry forwards, primarily in Belgium and France. Some foreign NOLs have a valuation allowance reducing the value of the corresponding deferred tax asset in the financial statements due to recent losses.  During fiscal year June 30, 2019, valuation allowances of $33.0 million were released in the United Kingdom as a result of corporate restructuring offering an enhanced ability to utilize those NOLs against future taxable income.  It is reasonably possible that we may reverse the valuation allowance recorded on certain foreign subsidiaries’ deferred tax assets in the near future.

As of June 30, 2019, we had tax-effected state net operating loss carry forwards of approximately $34.2 million, which are subject to limitations on their utilization and have various expiration dates beginning 2020 through 2038. We believe $32.1 million of this balance will be utilized and have provided a valuation allowance for the remainder.

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges for goodwill or intangibles during the years ended June 30, 2019, 2018 and 2017.

Acquisitions – Purchase Price Allocation

The application of acquisition accounting requires we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, replacement costs of property and equipment and the amounts to be recovered in future periods from acquired deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists who generally assist us in the fair value determination of identifiable assets such as customer relationships, property and equipment and any other significant assets or liabilities. Our estimates in this area impact, among other items, the amount of depreciation and amortization and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists of changes in interest rates from time to time and market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings.

As of June 30, 2019, we had outstanding $1,430.0 million of 2023 Unsecured Notes, $900.0 million of 2025 Unsecured Notes, $1,650.0 million of 2027 Unsecured Notes, a balance of $488.7 million on our Term Loan Facility due 2021, a balance of $1,269.3 million on our Term Loan Facility due 2024, $145.0 million on our Revolver and $182.2 million of capital lease obligations. As of June 30, 2019, we had $296.5 million available for borrowing under our Revolver, subject to certain conditions.

Based on current market interest rates for debt of similar terms and average maturities and based on recent transactions, we estimate the fair value of our Notes to be $4,067.7 million as of June 30, 2019. Our 2023 Unsecured Notes, 2025 Unsecured Notes, and 2027 Unsecured Notes accrue interest at fixed rates of 6.00%, 6.375%, and 5.75% respectively.

Both our Revolver and our Term Loan Facility accrue interest at floating rates subject to certain conditions. Our Term Loan Facility accrues interest at variable rates based upon the one month, three month or nine month LIBOR plus i) a spread of 2.0% on our $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on our B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Our Revolver accrues interest at variable rates based upon LIBOR plus a spread of 1.00% to 1.75% depending on our leverage ratio. As of June 30, 2019, the weighted average interest rates (including margin) on the Term Loan Facility and our Revolver were approximately 4.6% and 4.2%, respectively. A hypothetical increase in the applicable interest rate on our Term Loan Facility and Revolver of one percentage point would increase our annualized interest expense on the Term Loan Facility and Revolver by approximately 21% or $19.0 million, based on the applicable interest rate as of June 30, 2019. Historically, this impact was limited as a result of the applicable interest rate being below the minimum 1.0% LIBOR floor on our Term Loan Facility tranche that matures on January 19, 2024.

We are exposed to the risk of changes in interest rates if it is necessary to seek additional funding to support the expansion of our business and to support acquisitions. The interest rate that we may be able to obtain on future debt financings will be dependent on market conditions.

We have exposure to market risk arising from foreign currency exchange rates. During the year ended June 30, 2019, our foreign activities accounted for approximately 21% of our consolidated revenue. We monitor foreign markets and our commitments in such markets to assess currency and other risks. A one percent change in foreign exchange rates would change consolidated revenue by approximately $5.3 million for the year ended June 30, 2019.  To date, we have not entered into any hedging arrangement designed to limit exposure to foreign currencies. To the extent our level of foreign activities is expected to increase, through further acquisition and/or organic growth, we may determine that such hedging arrangements would be appropriate and will consider such arrangements to minimize our exposure to foreign exchange risk.

We do not have any material commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Such controls include those designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

Our management, led by our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of June 30, 2019, using the criteria set forth in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019.

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

Beginning July 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts, trained applicable personnel and properly assessed the new accounting standard related to revenue recognition in our consolidated financial statements.

Management implemented both a new enterprise resource planning system and a billing management system during the year ended June 30, 2019. The new systems are expected to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and were not implemented in response to any identified deficiency or a material weakness in our internal control over financial reporting. The implementations are significant in scale and complexity and significantly affect certain accounting functions. Both during the implementation of the two new systems, and afterwards, we modified certain of our internal controls to verify our controls were designed and operating effectively for all key financial reporting assertions.

Other than the internal controls related to items referenced above there were no changes in our internal control over financial reporting that occurred during the fourth quarter of Fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the sections entitled “Proposal 1.  Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Compensation Committee Report” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the section entitled “Proposal 2.  Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC.

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

2.1**

Agreement and Plan of Merger, dated as of May 8, 2019, among Front Range TopCo, Inc., Front Range BidCo, Inc. and Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on May 9, 2019, File No. 001-36690).

3.1**	Restated Certificate of Incorporation of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 3.1 of our Quarterly Report filed with the SEC on February 8, 2019, File No. 001-36690).

3.2**	Second Amended and Restated Bylaws of Zayo Group Holdings, Inc. (incorporated by reference to Exhibit 3.2 of our Quarterly Report filed with the SEC on February 8, 2019, File No. 001-36690).

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

10.2**

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

10.3**

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

10.4**

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

10.5**

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

10.6**

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

10.7**

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

10.8**

Extension Amendment No. 1 to Amended and Restated Credit Agreement, dated as of April 3, 2019, by and amongZayo Group, LLC, Zayo Capital, Inc., Morgan Stanley Senior Funding, Inc., as term facility administrative agent, SunTrust Bank, as revolving facility administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 4, 2019, File No. 001- 36690)

10.9**+

2014 Stock Incentive Plan (as amended and restated as of November 2, 2017) (incorporated by reference to Exhibit A of our Proxy on Schedule 14A filed with the SEC on September 22, 2017, File No. 001-36690).

10.10**+

Revised Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards) (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2019, File No. 001-36690)

10.11**+

Revised Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (Part B Awards) (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2019, File No. 001-36690).

10.12*	Revised Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part B Awards – CEO and CFO)

10.13**+

Revised Grant Notice for 2014 Stock Incentive Plan—Restricted Stock Unit Award (Non-Employee Director Awards) (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2019, File No. 001-36690).

10.14*+

Grant Notice for 2014 Stock Incentive Plan – Restricted Stock Unit Award (Part A Awards for Highly Compensated Employees) (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2019, File No. 001-36690).

10.15**+

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

10.17**+

Amended and Restated Employment Agreement, dated as of October 23, 2018, by and between Zayo Group, LLC and Matt Steinfort (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 23, 2018, File No. 001-36690).

10.18**

First Amendment to Amended and Restated Employment Agreement dated December 5, 2018, by and between Zayo Group, LLC and Matt Steinfort (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 5, 2018, File No. 001-36690).

10.19**+

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

*Filed or furnished herewith

**Incorporated herein by reference

+Management contract and/or compensatory plan or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of September, 2019.

ZAYO GROUP HOLDINGS, INC.

By:	/s/ Matt Steinfort
Matt Steinfort
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Caruso	Chief Executive Officer, Director	September 4, 2019
Dan Caruso	(principal executive officer)

/s/ Matt Steinfort	Chief Financial Officer	September 4, 2019
Matt Steinfort	(principal financial and accounting officer)

/s/ Rick Connor	Director	September 4, 2019
Rick Connor

/s/ Scott Drake	Director	September 4, 2019
Scott Drake

/s/ Don Gips	Director	September 4, 2019
Don Gips

/s/ Steven Kaplan	Director	September 4, 2019
Steven Kaplan

/s/ Cathy Morris	Director	September 4, 2019
Cathy Morris

/s/ Linda Rottenberg	Director	September 4, 2019
Linda Rottenberg

/s/ Yancey Spruill	Director	September 4, 2019
Yancey Spruill

/s/ Emily White	Director	September 4, 2019
Emily White

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zayo Group Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zayo Group Holdings, Inc. and subsidiaries (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 4, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers effective July 1, 2018, due to the adoption of ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalization of internal direct labor costs

As discussed in Notes 2g and 4 to the consolidated financial statements, the Company capitalizes costs directly associated with network construction, network installations for customer access, and development of business support systems, including employee-related costs. In order to determine the amount of internal direct labor costs to capitalize, the Company aggregates information from various information technology (IT) systems. Using this information, the Company performs multiple automated and manual steps to aggregate the data and to calculate the amount of internal direct labor costs to be capitalized. For the year ended June 30, 2019, the Company capitalized $90.6 million of internal direct labor costs.

We identified the evaluation of the Company’s capitalization of internal direct labor costs as a critical audit matter. There were inherent challenges in obtaining an understanding of the structure of systems and processes used to capture the large volumes of internal direct labor data. Furthermore, subjective judgment was required to evaluate the relevant data that was captured and aggregated, and to assess the sufficiency of the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to capitalize internal direct labor costs, including general IT controls and IT application controls. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the sufficiency of the audit evidence obtained related to:

•	General IT controls and IT application controls for the relevant IT systems used to gather and process the data,
•	The transfer of information among the different systems used to gather the data, and
•	The configuration and change management controls for the reports that were used from the various systems to determine the amount of internal direct labor costs to capitalize.

In addition, we evaluated, on a sample basis, the Company’s manual aggregation of information from various IT systems, to determine the sufficiency of the audit evidence obtained, by:

•	Inspecting the capital project codes to assess that the nature of the activity is capitalizable in accordance with U.S. generally accepted accounting principles,
•	Comparing salary and wage information for capitalized internal direct labor costs to employee human resource documents and system profiles,
•	Comparing the hours of capitalized internal direct labor to the hours recorded to capital activities on the employees’ timesheets,
•	Inquiring of employees and project managers as to the accuracy of the hours reflected as capital activities on the employees’ timesheets, and
•	Evaluating the methodology used to determine the labor rates and comparing the cost types, dates incurred, and amounts of labor costs used to derive the labor rates to data from the source systems.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Denver, Colorado
September 4, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zayo Group Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Zayo Group Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated September 4, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
September 4, 2019

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30,	June 30,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$186.1	$256.7
Trade receivables, net of allowance of $17.6 and $11.1 as of June 30, 2019 and June 30, 2018, respectively	177.0	235.6
Prepaid expenses	65.3	74.1
Other current assets	56.8	29.7
Assets held for sale	—	41.8
Total current assets	485.2	637.9
Property and equipment, net	5,808.9	5,427.6
Intangible assets, net	1,118.8	1,212.1
Goodwill	1,706.6	1,719.1
Deferred income taxes, net	24.8	37.6
Other assets	190.3	175.6
Total assets	$9,334.6	$9,209.9
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$73.7	$45.9
Accrued liabilities	306.8	312.3
Accrued interest	73.1	72.6
Current portion of long-term debt	5.0	5.0
Capital lease obligations, current	10.0	11.9
Deferred revenue, current	174.9	162.9
Liabilities associated with assets held for sale	—	6.1
Total current liabilities	643.5	616.7
Long-term debt, non-current	5,839.7	5,690.1
Capital lease obligation, non-current	172.2	121.6
Deferred revenue, non-current	1,148.1	1,076.3
Deferred income taxes, net	134.9	147.1
Other long-term liabilities	54.7	57.8
Total liabilities	7,993.1	7,709.6
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.001 par value - 50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	—	—
Common stock, $0.001 par value - 850,000,000 shares authorized; 236,257,893 and 246,438,483 shares issued and outstanding as of June 30, 2019 and June 30, 2018, respectively	0.2	0.2
Additional paid-in capital	1,581.2	1,881.6
Accumulated other comprehensive loss	(23.9)	(15.5)
Accumulated deficit	(216.0)	(366.0)
Total stockholders' equity	1,341.5	1,500.3
Total liabilities and stockholders' equity	$9,334.6	$9,209.9

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended June 30,
	2019	2018	2017
Revenue	$2,578.0	$2,602.5	$2,220.3
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation—Note 11)	915.3	941.9	801.7
Selling, general and administrative expenses (including stock-based compensation—Note 11)	509.0	490.9	436.4
Depreciation and amortization	633.4	746.5	606.2
Total operating costs and expenses	2,057.7	2,179.3	1,844.3
Operating income	520.3	423.2	376.0
Other expenses
Interest expense	(338.7)	(299.8)	(241.5)
Loss on extinguishment of debt	—	(4.9)	(18.2)
Foreign currency (loss)/gain on intercompany loans	(14.1)	5.4	(10.3)
Other income, net	7.8	2.4	0.3
Total other expenses, net	(345.0)	(296.9)	(269.7)
Income from operations before income taxes	175.3	126.3	106.3
Provision for income taxes	25.3	23.4	19.2
Net income	$150.0	$102.9	$87.1
Weighted-average shares used to compute net income per share:
Basic	238.5	247.3	243.9
Diluted	240.2	248.5	246.8
Net income per share:
Basic	$0.63	$0.42	$0.36
Diluted	$0.62	$0.41	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended June 30,
	2019	2018	2017
Net income	$150.0	$102.9	$87.1
Foreign currency translation adjustments, net of tax	(7.2)	(7.4)	2.1
Defined benefit pension plan adjustments, net of tax	(1.2)	(13.5)	(1.2)
Comprehensive income	$141.6	$82.0	$88.0

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)

	Common Shares	Common Stock	Additional paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2016	242,649,498	$0.2	$1,777.6	$4.5	$(554.3)	$1,228.0
Stock-based compensation	3,822,053	—	104.7	—	—	104.7
Cumulative effect adjustment resulting from adoption of ASU 2016-09	—	—	1.7	—	(1.7)	—
Foreign currency translation adjustment	—	—	—	2.1	—	2.1
Defined benefit pension plan adjustments	—	—	—	(1.2)	—	(1.2)
Net income	—	—	—	—	87.1	87.1
Balance at June 30, 2017	246,471,551	$0.2	$1,884.0	$5.4	$(468.9)	$1,420.7
Stock-based compensation	2,716,011	—	91.1	—	—	91.1
Foreign currency translation adjustment	—	—	—	(7.4)	—	(7.4)
Repurchase and retirement of common shares	(2,749,079)	—	(93.5)	—	—	(93.5)
Defined benefit pension plan adjustments	—	—	—	(13.5)	—	(13.5)
Net income	—	—	—	—	102.9	102.9
Balance at June 30, 2018	246,438,483	$0.2	$1,881.6	$(15.5)	$(366.0)	$1,500.3
Stock-based compensation	2,793,302	—	102.1	—	—	102.1
Foreign currency translation adjustment	—	—	—	(7.2)	—	(7.2)
Repurchase and retirement of common shares	(12,973,892)	—	(402.5)	—	—	(402.5)
Defined benefit pension plan adjustments	—	—	—	(1.2)	—	(1.2)
Net income	—	—	—	—	150.0	150.0
Balance at June 30, 2019	236,257,893	$0.2	$1,581.2	$(23.9)	$(216.0)	$1,341.5

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended June 30,
	2019	2018	2017
Cash flows from operating activities
Net income	$150.0	$102.9	$87.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	633.4	746.5	606.2
Loss on extinguishment of debt	—	4.9	18.2
Gain on sale of SRT	(5.5)	—	—
Non-cash interest expense	10.3	9.8	9.6
Stock-based compensation	109.3	96.7	114.1
Amortization of deferred revenue	(152.1)	(136.3)	(116.5)
Foreign currency loss/(gain) on intercompany loans	14.1	(5.4)	10.3
Deferred income taxes	1.2	22.3	13.4
Provision for bad debts	10.2	5.1	3.7
Non-cash loss on investments	0.8	0.9	1.1
Changes in operating assets and liabilities, net of acquisitions
Trade receivables	44.0	(48.1)	(7.2)
Accounts payable and accrued liabilities	(14.1)	7.3	5.2
Additions to deferred revenue	193.1	212.8	200.5
Other assets and liabilities	(43.6)	(48.2)	(35.9)
Net cash provided by operating activities	951.1	971.2	909.8
Cash flows from investing activities
Purchases of property and equipment	(786.9)	(789.9)	(835.5)
Cash paid for acquisitions, net of cash acquired	—	(176.9)	(1,434.8)
Proceeds from sale of SRT, net of cash held in escrow	39.0	—	—
Net cash used in investing activities	(747.9)	(966.8)	(2,270.3)
Cash flows from financing activities
Proceeds from debt	275.0	462.8	3,865.8
Principal payments on long-term debt	(135.0)	(315.7)	(2,408.8)
Principal payments on capital lease obligations	(6.2)	(8.4)	(6.6)
Payment of debt issue costs	(0.7)	(4.3)	(35.4)
Common stock repurchases	(402.5)	(93.5)	—
Cash paid for Santa Clara acquisition financing arrangement and other	(5.8)	(5.3)	(3.7)
Net cash (used in)/provided by financing activities	(275.2)	35.6	1,411.3
Net cash flows	(72.0)	40.0	50.8
Effect of changes in foreign exchange rates on cash	(2.0)	(3.9)	(0.8)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(74.0)	36.1	50.0
Cash, cash equivalents and restricted cash, beginning of period	261.3	225.2	175.2
Cash, cash equivalents and restricted cash, end of period	$187.3	$261.3	$225.2
Supplemental information:
Cash paid for interest, net of capitalized interest	$315.2	$280.2	$195.6
Cash paid for income taxes	7.0	20.3	13.1
Non-cash purchases of equipment through capital leasing	55.4	22.1	12.0
Non-cash purchases of equipment through nonmonetary exchange	49.2	17.1	12.8
Increase/(decrease) in accounts payable and accrued expenses for purchases of property and equipment	33.0	(32.2)	16.9

Reconciliation of cash, cash equivalents and restricted cash:	June 30, 2019	June 30, 2018	June 30, 2017
Cash and cash equivalents	$186.1	$256.7	$220.7
Restricted cash included in other assets	1.2	4.6	4.5
Total cash, cash equivalents and restricted cash	$187.3	$261.3	$225.2

The accompanying notes are an integral part of these consolidated financial statements.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(1) ORGANIZATION AND DESCRIPTION OF BUSINESS

Business

Zayo Group Holdings, Inc., a Delaware corporation, was formed on November 13, 2007, and is the parent company of a number of subsidiaries engaged in providing access to bandwidth infrastructure. Zayo Group Holdings, Inc. and its subsidiaries are collectively referred to as “Zayo Group Holdings” or the “Company.” The Company’s primary operating subsidiary is Zayo Group, LLC (“ZGL”). Headquartered in Boulder, Colorado, the Company provides communication infrastructure solutions, including fiber and bandwidth connectivity, colocation and cloud infrastructure  to businesses primarily in the United States (“U.S.”), Canada and Europe. The Company provides its products and offerings through four segments:

•	Zayo Networks, including dark fiber, mobile infrastructure solutions, Ethernet, wavelength, wholesale IP, SONET solutions, private lines and dedicated Internet.
•	Zayo Colocation (“zColo”), including provision of colocation space and power and interconnection offerings and cloud-based computing offerings.
•	Allstream, including Cloud VoIP and Data Solutions.
•	Other offerings, including Zayo Professional Services (“ZPS”).

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

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions of the Merger Agreement, (i) Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving and continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent, and (ii) at the effective time of the Merger, each outstanding share of common stock of the Company, par value $0.001 per share (“Common Stock”) (other than Common Stock owned by Parent, Merger Sub or any wholly owned subsidiary of Parent or Merger Sub or held in the treasury of the Company, all of which shall be cancelled without any consideration being exchanged therefore, shares of Common Stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive an amount equal to $35.00 per share in cash (the “Merger Consideration”).

The closing of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of not less than a majority of the outstanding shares of Common Stock, (ii) the receipt of specified required regulatory approvals, (iii) the absence of any law or order enjoining or prohibiting the Merger or making it illegal, (iv) the accuracy of the representations and warranties contained in the Merger Agreement (subject to “material adverse effect” and materiality qualifications) and (v) compliance with covenants in the Merger Agreement in all material respects.

The Company’s board of directors and the board of directors of Parent have each unanimously approved the Merger and the Merger Agreement. On July 26, 2019, the Company held a special meeting of stockholders where our stockholders approved the adoption of the Merger Agreement. On July 31, 2019, the Company announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended,

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

satisfying one of the conditions to the closing of the pending transaction The closing of the deal continues to be subject to customary conditions, including regulatory clearances relating to review and clearance by the Committee on Foreign Investment in the United States and the receipt of certain foreign antitrust approvals, certain other foreign direct investment review approvals, and specified FCC and state public utility commission approvals. In addition, the Merger Agreement may be terminated under specified circumstances. The closing of the Merger is not subject to a financing condition. The Merger is expected to close in the first half of 2020. Until the closing, we will continue to operate as an independent company. The Company has incurred Merger-related costs of $12.9 million, which are included in “Selling, general and administrative expenses” in the consolidated statements of operations for the fiscal year ended June 30, 2019. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2019.

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

b. Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Estimates are used when establishing allowances for doubtful accounts and accruals for billing disputes, determining useful lives for depreciation and amortization and accruals for exit activities associated with real estate leases, assessing the need for impairment charges (including those related to intangible assets and goodwill), determining the fair values of assets acquired and liabilities assumed in business combinations, accounting for income taxes and related valuation allowances against deferred tax assets, determining the defined benefit costs and defined benefit obligations related to post-employment benefits, determining the fair value of plan assets related to post-employment benefits, determining the fair value of nonmonetary exchanges and estimating certain restricted stock unit grant fair values used to compute the stock-based compensation liability and expense. Management evaluates these estimates and judgments on an ongoing basis and makes estimates based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

c. Net Income per Share

Basic income per share attributable to the Company’s common shareholders is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income per share attributable to common shareholders presents the dilutive effect, if any, on a per share basis of potential common shares (such as restricted stock units) as if they had been vested or converted during the periods presented.

The Company’s computation of diluted income per share for Fiscal 2019, 2018 and 2017 included adjustments of 1.7 million, 1.2 million and 2.9 million shares, respectively, to the weighted-average shares for the dilutive effect of the Part A and Part B units and related issuance of common shares upon vesting (calculated using the treasury method).

 d. Foreign Currency Translation

For operations outside the U.S. that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using monthly average exchange rates during the year. Gains or losses resulting from currency translation are recorded as a component of accumulated other comprehensive income in stockholders’ equity and in the consolidated statements of comprehensive income.

e. Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Restricted cash consists of cash balances held by various financial institutions as collateral for letters of credit and surety bonds. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. The Company had a non-current restricted cash balance of $1.2 million and $4.6 million as of June 30, 2019 and 2018, respectively.

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

Property and equipment is recorded at historical cost or acquisition date fair value. Costs associated directly with network construction, network installations for customer access, and development of business support systems, including employee-related costs, are capitalized. Depreciation is calculated on a straight-line basis over the asset’s estimated useful life from the date placed into service or acquired. Management performs reviews to depreciable lives of its property and equipment on a periodic basis, which includes reviewing historical usage, with consideration given to technological changes, trends in the industry, and other economic factors that could impact the network architecture and asset utilization.  In March 2018 management completed a review and revised its estimated useful lives for fiber optic network assets from its previous estimate of a range of fifteen years to twenty years to a revised estimate of thirty-three years and revised its estimated useful lives for owned buildings from its historical estimate of thirty-nine years to a revised estimate of forty-five years. In determining the change in estimated useful lives, the Company, with input from

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

its engineering team, utilized quantitative and qualitative analysis, including historical usage patterns and retirements, industry benchmarks and review of published data sources. The change in estimated useful lives of the fiber optic network assets and owned buildings was accounted for as a change in accounting estimate on a prospective basis effective March 1, 2018.  The effect of this change in estimate resulted in a reduction to depreciation expense for the year ended June 30, 2018 of $69.6 million, an increase to net income for the year ended June 30, 2018 of $55.4 million, and an increase to basic and diluted earnings per share for the year ended June 30, 2018 of $0.22.  The effect of this change in estimate from prior year resulted in an estimated reduction to depreciation expense for the year ended June 30, 2019 of $208.8 million, and increase to net income for the year ended June 30, 2019 of $178.7 million, and an increase to basic and diluted earnings per share for the year ended June 30, 2019 of $0.75 and $0.74, respectively.

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

Management reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of its property and equipment may not be recoverable. An impairment loss is recognized when the assets’ carrying value exceeds both the assets’ estimated undiscounted future cash flows and the assets’ estimated fair value. Measurement of the impairment loss is then based on the estimated fair value of the assets. Considerable judgment is required to project such future cash flows and, if required, to estimate the fair value of the property and equipment and the resulting amount of the impairment. No impairment charges were recorded for property and equipment during the years ended June 30, 2019, 2018 or 2017, respectively.

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

Goodwill is reviewed for impairment at least annually in April, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the reporting units against the planned results used in the last quantitative goodwill impairment test. Additionally, each reporting unit’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity- and reporting unit-specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgments and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a single step test is performed to identify and measure impairment and if a reporting unit’s fair value is lower than its carrying value, the Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value, up to but not exceeding the reporting unit’s goodwill. The Company performed a qualitative assessment for the years ended June 30, 2019, 2018 and 2017, as well as upon the changes in reportable segments during Fiscal 2019, 2018 and 2017 (see Note 17- Segment Reporting), and determined it was more likely than not that the fair values of our reporting units are greater than their carrying amounts.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The Company reviews its indefinite-lived intangible assets for impairment at least annually in April. To the extent the carrying value of indefinite-lived intangible assets exceeds the fair value, the Company will recognize an impairment loss for the difference. The Company performed a qualitative assessment to determine whether it was more likely than not that the Company’s indefinite-lived intangible assets were impaired and concluded there was no indication of impairment for the years ended June 30, 2019, 2018 and 2017.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for goodwill or intangible assets during the years ended June 30, 2019, 2018 or 2017, respectively.

i. Revenue Recognition

On July 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method.  The Company earns revenues from contracts with customers, primarily through the provision of telecommunications and other related offerings. Revenues from leasing arrangements, such as those from dark fiber contracts and colocation facility rental agreements, are not accounted for under ASC 606. Other revenues are accounted for under ASC 606.

The Company recognizes revenues derived from leasing access to the Company’s fiber optic telecommunications infrastructure and colocation offerings when the offering has been provided. Taxes collected from customers and remitted to a governmental authority are reported on a net basis and are excluded from revenue.

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

See “Recently Adopted Accounting Pronouncements” below and Note 15 – Revenue and Contract Costs for additional disclosure on the Company’s adoption of ASC 606 and its impact on the consolidated financial statements.

j. Operating Costs and Expenses

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

Stock-based compensation expense consists of the fair value of equity based awards granted to employees and independent directors recognized over their applicable vesting period. Stock-based compensation expense is included, based on the responsibilities of the awarded recipient, in either “Operating costs” or “Selling, general and administrative expenses” in the consolidated statements of operations. For additional information regarding our stock-based compensation expense, see (k.) – Stock-Based Compensation below and Note 11 – Stock-Based Compensation.

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

k. Stock-Based Compensation

The Company maintains a compensation incentive plan for executives and employees.  The plan includes incentive cash compensation (ICC) and equity (in the form of restricted stock units, “RSUs”).  Grants under the incentive

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

plan are made quarterly for all participants. The Company recognizes all quarterly stock-based awards to employees and independent directors, based on their grant-date fair values, with no consideration for future forfeitures. The Company recognizes the fair value of outstanding awards as a charge to operations over the vesting period.  The Company accounts for forfeitures as they occur.

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

l. Legal Costs

Costs incurred to hire and retain external legal counsel to advise us on regulatory, litigation and other matters is expensed as the related services are received.

m. Income Taxes

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures have been recognized.  All deferred tax assets and liabilities are presented as noncurrent. The Company records interest related to unrecognized tax benefits and penalties in the provision for income taxes.

n. Fair Value of Financial Instruments

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

o. Concentration of Credit Risk

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

During the years ended June 30, 2019, 2018 and 2017, the Company had no single customer that exceeded 10% of total revenue. The Company’s trade receivables, which are unsecured, are geographically dispersed. As of June 30, 2019 and 2018, the Company had no single customer with a trade receivable balance that exceeded 10% of total receivables.

p. Employee Benefits

In connection with the Company’s acquisition of 100% of the equity interest in Allstream, Inc. and Allstream Fiber U.S. Inc. (together, the “Allstream Acquisition Entity” and such acquisition being the “Allstream Acquisition”) from Bell MTS on January 15, 2016, Bell MTS agreed to retain the Allstream Acquisition Entity’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of the Allstream Acquisition Entity.  Bell MTS also agreed to reimburse the Allstream Acquisition Entity for certain solvency funding payments related to the pension obligations of active employees of the Allstream Acquisition Entity as of January 15, 2016. On October 31, 2017, Bell MTS transferred assets from the Allstream Acquisition Entity former defined benefit plans related to pre-closing service obligations for active employees to defined benefit pension plans of the Allstream Acquisition Entity created by the Company on January 15, 2016. Eligibility and the level of benefits for these plans varies depending on participants’ status, date of hire and or length of service. The Company recognizes the funded status of these defined benefit and post-retirement benefit (OPEB) plans as an asset or a liability on the consolidated balance sheet. Each year's actuarial gains or losses and prior period service costs are a component of other comprehensive income, which is then included in accumulated other comprehensive income. Pension and OPEB expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits.  The pension and post-retirement accruals and valuations are dependent on assumptions to calculate those amounts. These assumptions include discount rates, long-term rate of return on plan assets, retirement rates, mortality rates and other factors. A change in any of the above assumptions would have an effect on the projected benefit obligation and pension expense.  See Note 12 –  Employee Benefits, for additional disclosure regarding the Company’s defined benefit pension plans and OPEBs. The Company’s policy is to fund the pension plans in accordance with applicable regulations. The OPEBs are not funded.

q. Condensed Financial Information of the Registrant

The restricted net assets of Zayo Group Holdings exceeds 25% of its consolidated net assets due to restrictions under the Credit Agreement and Notes (as defined in Note 7 – Long-term Debt).  Zayo Group Holdings is a holding company with no assets or liabilities of its own or operations other than those of its subsidiary ZGL. Accordingly, the financial position, results of operations, comprehensive loss and cash flows of Zayo Group Holdings and ZGL are the same, except that at June 30, 2019 and 2018, Zayo Group Holdings had additional cash of $0.7 million. As such, the condensed financial information of Zayo Group Holdings is not presented as it is not meaningful.

r. Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires an employer to report the service cost component of net periodic pension cost and net periodic postretirement cost in the same line item in the statement of operations as other compensation costs arising from services rendered by the related employees during the period. The other net cost components are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

used in the statement of operations to present the other net cost components must be disclosed in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (Fiscal 2019 for the Company), and interim periods within those fiscal years, and must be applied on a retrospective basis. The adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (Fiscal 2019 for the Company). The retrospective adoption of this accounting standard did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments. The new standard provides guidance for eight changes with respect to how cash receipts and cash payments are classified in the statement of cash flows, with the objective of reducing diversity in practice. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017 (Fiscal 2019 for the Company).  The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASC 606, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from certain contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and addressed accounting for costs to acquire and fulfill contracts. The standard does not impact the manner in which the Company accounts for revenue arrangements accounted for as leases. Effective July 1, 2018, the Company adopted the requirements of ASC 606 and used the full retrospective transition method. The full retrospective transition method requires the Company to restate each prior reporting period presented. The Company has implemented internal controls and system functionality to enable the presentation and disclosure of financial information in accordance with ASC 606.

The adoption of ASC 606 has an impact on the manner in which the Company recognizes revenue associated with dark fiber sales that include the transfer of title to certain network assets, which prior to ASC 606 has been considered a sale of real estate or integral equipment.  Under previous GAAP, the Company deferred the recognition of revenue on the sale of network infrastructure assets that were considered to be integral equipment if the Company had a substantial continuing involvement in the transferred asset.  The consideration received in this type of arrangement historically was amortized to revenue ratably over the period in which the Company has a substantial continuing involvement in the transferred asset.  Under ASC 606, the asset transferred in this type of arrangement is derecognized from the balance sheet and the amount of the transaction price attributable to the asset being sold is recognized upon customer acceptance.  This change had an impact of (decreasing)/ increasing the revenue as reported by the Company during the years ended June 30, 2018 and 2017 by ($1.5) million and $20.5 million, respectively. The full retrospective adoption of ASC 606 also resulted in increasing the previously reported operating costs during the year ended June 30, 2017 by $18.8 million which represents the net book value of assets transferred to customers in these types of arrangements during Fiscal 2017.

The assets transferred in these real estate sales were historically included in property and equipment, net on the Company’s balance sheet.  Upon adoption of ASC 606, the net book value of these assets of $19.6 million is no longer included in the Company’s consolidated balance sheet. The Company also derecognized from its June 30, 2018 balance

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

sheet $1.5 million and $20.5 million in related deferred revenue, current and non-current, respectively, which represented the unamortized consideration received on these arrangements.

An additional impact from the adoption of ASC 606 was the accounting for the incremental costs of acquiring new service contracts including certain compensation expense with internal sales representatives. Under ASC 606, the Company capitalizes these incremental costs of obtaining customer contracts and amortizes the expense over the relevant contract term. In addition, the Company will assess our deferred contract cost asset for impairment on a periodic basis. Prior to the adoption of ASC 606, compensation paid to internal sales representatives for obtaining new service contracts have been expenses as incurred. The impact of the retrospective adoption of ASC 606 resulted in increasing the selling, general and administrative expenses as previously reported by the Company during the years ended June 30, 2018 and 2017 by $1.1 million and $0.2 million, respectively.  Additionally, the Company recorded an increase to the previously reported other current assets and other assets on the consolidated balance sheets as of June 30, 2018 of $7.1 million and $5.6 million, respectively, to reflect the deferred cost of acquiring service contracts that will be recognized in future periods over the relevant contract term.

The table below presents the impact the full retrospective adoption of ASC 606 had on the Company’s statement of operations for the years ended June 30, 2018 and 2017 and each of the quarters of Fiscal 2018:

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

s. Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows companies to reclassify the income tax effects resulting from tax bill H.R.1 from accumulated other comprehensive income to retained earnings. The standard also requires certain new disclosures regardless of the election. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (fiscal year ending June 30, 2020 “Fiscal 2020” for the Company), with early

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

adoption permitted.   The Company does not expect ASU 2018-02 to have a material impact on its consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under the new guidance, the recognition of an impairment charge is calculated based on the amount by which the carrying amount exceeds the reporting unit’s fair value, which could be different from the amount calculated under the current method using the implied fair value of the goodwill; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (fiscal year ending June 30, 2021 “Fiscal 2021” for the Company), with early adoption permitted. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect the Company’s goodwill impairment assessment in the future.

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

ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using one of two modified retrospective approaches.  An entity may choose to use either (1) the effective date or (2) the beginning of the earliest comparative period presented in the financial statements at the date of initial application. The Company will apply the transition requirements at the July 1, 2019 effective date by showing a cumulative effect adjustment in the first quarter of fiscal year 2020, rather than restating any prior periods. In addition, the Company will elect the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to contracts containing a lease, lease classification and initial direct lease costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet presentation and will account for non-lease and lease components in a contract as a single lease component if certain criteria are met, as permitted under the new standard.  The Company also elected the land easements practical expedient which permits the Company to carry forward our historical accounting treatment for agreements existing on the adoption date.

The Company is in the process of implementing a new lease accounting system and related internal controls to meet the requirements of ASU 2016-02. While we are still evaluating the effect that ASU 2016-02 will have on our consolidated balance sheet, we expect to record significant right-of-use assets and corresponding lease liabilities upon adoption. We do not expect our adoption of ASU 2016-02 will have a material impact on our consolidated statement of operations or cash flows.

For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of June 30, 2019, see Note 14 – Commitments and Contingencies.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(3) ACQUISITIONS AND DISPOSITIONS

Since inception through June 30, 2019, the Company has consummated 45 transactions accounted for as business combinations. The acquisitions were executed as part of the Company’s business strategy of expanding through acquisitions. The acquisitions of these businesses have allowed the Company to increase the scale at which it operates, which in turn affords the Company the ability to increase its operating leverage, extend its network reach, and broaden its customer base.

The accompanying consolidated financial statements include the operations of the acquired entities from their respective acquisition dates.

Acquisitions Completed During Fiscal 2018

Neutral Path Communications

On April 17, 2018, the Company acquired substantially all of the assets of Neutral Path Communications and Near North Partners (collectively, “Neutral Path”) for $33.3 million, which is net of cash acquired and also included an estimate for a contingent payment based on sales performance through June 30, 2018. During the year ended June 30, 2019, the indemnification adjustment period expired and the remaining $4.0 million of the indemnity escrow fund was distributed.  The all-cash acquisition was funded with cash on hand and was considered an asset purchase for U.S. federal income tax purposes. Neutral Path is a long haul infrastructure provider, providing access to a fiber network section in the Midwest. The transaction added owned plus additional leased route miles to the Company’s extensive North American network, including a unique high-count fiber route from Minneapolis to Omaha.

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

Spread Networks

On February 28, 2018, the Company acquired Spread Networks, LLC (“Spread Networks”), a privately owned telecommunications provider that owns and offers access to a high-fiber count long haul route connecting New York and Chicago, for net purchase consideration of $130.5 million, net of cash acquired.  During the year ended June 30, 2019, the indemnification adjustment period expired and the remaining $0.6 million of the indemnity escrow fund was distributed.  The all-cash acquisition was funded with cash on hand and debt and was considered an asset purchase for U.S. federal income tax purposes.

Optic Zoo Networks

On January 18, 2018, the Company acquired Vancouver BC Canada-based Optic Zoo Networks for net purchase consideration of CAD $30.9 million (or $24.8 million), net of cash acquired. Optic Zoo Networks owns and provides access to high-capacity fiber in Vancouver.  As of June 30, 2019, CAD $3.0 million (or $2.3 million) of the purchase consideration is being held in escrow pending the expiration of the indemnification adjustment period. The acquisition was funded with cash on hand and was considered a stock purchase for U.S. federal income tax purposes.

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

Santa Clara Data Center Acquisition

On October 3, 2016, the Company acquired a data center in Santa Clara, California (the “Santa Clara Data Center”) for net purchase consideration of $11.3 million. The net purchase consideration represents the net present value of ten quarterly payments of approximately $1.3 million beginning in the December 2016 quarter and ending in the June 2019 quarter.  The acquisition was considered an asset purchase for U.S. federal income tax purposes. Payments made to the previous owners of the Santa Clara Data Center during the years ended June 30, 2019, 2018 and 2017 of $3.8 million, $5.0 million and $3.7 million, respectively, representing the principal portion of the financing arrangement, are included in the consolidated statement of cash flows within financing activities.

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

As of June 30, 2019, the Company has completed its fair value analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of working capital and non-working capital acquired assets and assumed liabilities, including the allocations to goodwill and intangible assets, property and equipment and resulting deferred taxes for all of its acquisitions completed during Fiscal 2018. As a result of integrated reporting, it is impracticable to determine the amount of revenue and net income associated with each acquisition recognized in the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

post-acquisition period. The table below reflects the Company's estimates of the acquisition date fair values of the assets acquired and liabilities assumed from its Fiscal 2018 acquisitions:

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

Transaction Costs

Transaction costs include expenses associated with professional services (i.e., legal, accounting, regulatory, etc.) rendered in connection with signed and/or closed acquisitions or disposals, travel expense, severance expense incurred associated with acquisitions or disposals, and other direct expenses incurred that are associated with signed and/or closed acquisitions or disposals and unsuccessful acquisitions or disposals. The Company incurred transaction costs of $17.0 million, $18.6 million, and $20.5 million during the years ended June 30, 2019, 2018 and 2017, respectively. Included in the year ended June 30, 2019 are transaction costs of $14.2 million related to the divestitures of assets and the Merger Agreement between the Company, Parent and Merger Sub (see Note 1 – Organization and Description of Business).  Transaction costs have been included in selling, general and administrative expenses in the consolidated statements of operations and in cash flows from operating activities in the consolidated statements of cash flows during these periods.

Pro-forma Financial Information (Unaudited)

The pro forma results presented below include the effects of the Company’s Fiscal 2018 and 2017 acquisitions as if the acquisitions occurred on July 1, 2016. The pro forma net income for Fiscal 2018 and 2017 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and adjustment to amortized revenue during 2018 and 2017 as a result of the acquisition date valuation of assumed deferred revenue. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of July 1, 2016.

	Year Ended June 30,
	2018	2017
	(in millions)
Revenue	$2,622.8	$2,617.6
Net income	$96.2	$26.9
Net income per share:
Basic and diluted	$0.39	$0.11

Dispositions Completed During Fiscal 2019

Scott-Rice Telephone Co.

On July 31, 2018, the Company completed the sale of Scott-Rice Telephone Co. (“SRT”), a Minnesota incumbent local exchange carrier, for $42.2 million to Nuvera Communications, Inc. (formerly New Ulm Telecom, Inc.).

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

As of June 30, 2019, $3.2 million of purchase consideration was held in escrow.  The Company recognized a pre-tax gain of $5.5 million on the sale, which is included in other income, net in the consolidated statements of operations. The Company acquired SRT as part of its March 1, 2017 purchase of Electric Lightwave and it was included as part of the Allstream segment. SRT had a pre-tax net loss of $1.6 million for the year ended June 30, 2018 and pre-tax net income of $2.9 million from when it was acquired in March 1, 2017 through June 30, 2017.

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

The following tables summarize the net assets and liabilities held for sale as of June 30, 2018:

June 30, 2018
(in millions)
Assets held for sale:
Property and equipment, net	$35.7
Goodwill	5.2
Other assets	0.9
Total assets held for sale	$41.8

Liabilities associated with assets held for sale:
Deferred tax liability, net	$5.1
Other liabilities	1.0
Total liabilities associated with assets held for sale	$6.1

(4) PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, was comprised of the following:

	Estimated useful lives	As of June 30,
	(in years)	2019	2018
		(in millions)
Land	N/A	$29.4	$29.6
Buildings - leasehold and site improvements	15 to 45	372.9	321.8
Furniture, fixtures and office equipment	3 to 7	49.1	61.7
Computer hardware	3 to 5	43.6	42.7
Software	3	82.0	70.1
Components, machinery and equipment	5 to 7	699.4	585.1
Fiber optic components and equipment	8	1,332.3	1,086.6
Circuit switch components and equipment	10	407.1	399.4
Packet switch components and equipment	5	68.6	58.1
Fiber optic network	33	5,307.2	4,933.6
Construction in progress	N/A	522.0	465.5
Total		8,913.6	8,054.2
Less accumulated depreciation		(3,104.7)	(2,590.9)
Less property and equipment held for sale(1)		—	(35.7)
Property and equipment, net		$5,808.9	$5,427.6
(1)	Property and equipment held for sale includes $35.7 million reported as assets held for sale in the Allstream segment. See Note 3—Acquisitions and Dispositions.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

Total depreciation expense, including depreciation of assets held under capital leases, for the years ended June 30, 2019, 2018 and 2017 was $538.3 million, $649.3 million and $526.2 million, respectively.

During the years ended June 30, 2019, 2018 and 2017, the Company capitalized interest in the amounts of $9.0 million, $20.6 million and $18.8 million, respectively. The Company capitalized $90.6 million, $89.2 million, and $79.9 million of direct labor costs to property and equipment accounts during the years ended June 30, 2019, 2018 and 2017, respectively.

(5) GOODWILL

The Company’s goodwill balance was $1,706.6 million and $1,719.1 million as of June 30, 2019 and 2018, respectively.   During the fourth quarter of Fiscal 2019, the Company implemented organizational changes that resulted in changes to our reportable segments.  In connection with the organizational change, our reporting units changed and goodwill was re-allocated to the new reporting units on a relative fair value basis. The Company completed an assessment immediately prior to and after the organizational change and determined it is more likely than not that the fair value of the Company’s reporting units is greater than their carrying amounts.

The following reflects the changes in the carrying amount of goodwill during Fiscal 2019 and 2018:

Reporting Unit	As of June 30, 2018	Adjustments to Fiscal 2018 Acquisitions	Reallocation among reporting units	Foreign Currency Translation and Other	As of June 30, 2019
	(in millions)
Fiber Solutions	$756.4	$(5.2)	$253.6	$(3.9)	$1,000.9
Layer 2/3	—	—	201.6	(0.8)	200.8
Transport	—	—	176.8	(0.6)	176.2
Waves	194.8	(1.3)	(193.5)	—	—
Sonet	87.6	—	(87.6)	—	—
Ethernet	104.2	(0.2)	(104.0)	—	—
Live Video	3.3	—	(3.3)	—	—
WANs	179.3	—	(179.3)	—	—
zColo	260.1	—	—	(0.5)	259.6
Cloud	65.3	—	(50.6)	—	14.7
CloudLink	13.5	—	(13.5)	—	—
Allstream	39.0	—	—	—	39.0
Other	15.6	—	(0.2)	—	15.4
Total	$1,719.1	$(6.7)	$—	(5.8)	$1,706.6

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

Reporting Unit	As of June 30, 2017	Adjustments to Fiscal 2017 Acquisitions	Fiscal 2018 Acquisitions	Reallocation among reporting units	Foreign Currency Translation and Other (1)	As of June 30, 2018
	(in millions)
Fiber Solutions	$633.9	$88.6	$33.1	$—	$0.8	$756.4
Waves	247.4	(56.3)	13.6	(10.5)	0.6	194.8
Sonet	52.0	35.6	—	—	—	87.6
Ethernet	359.5	(249.8)	0.7	(6.3)	0.1	104.2
Live Video	—	—	—	3.3	—	3.3
WANs	89.5	89.7	—	—	0.1	179.3
zColo	256.3	3.2	—	—	0.6	260.1
Cloud	69.5	(4.2)	—	—	—	65.3
CloudLink	—	—	—	13.5	—	13.5
Allstream	116.5	(72.3)	—	—	(5.2)	39.0
Other	15.6	—	—	—	—	15.6
Total	$1,840.2	$(165.5)	$47.4	$—	$(3.0)	$1,719.1

(1)	Other includes $5.2 million reported as assets held for sale in the Allstream segment. See Note 3—Acquisitions and Dispositions.

(6) INTANGIBLE ASSETS

Identifiable intangible assets as of June 30, 2019 and 2018 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
	(in millions)
June 30, 2019
Finite-Lived Intangible Assets
Customer relationships	$1,597.6	$(498.7)	$1,098.9
Underlying rights and other	3.4	(1.5)	1.9
Total	1,601.0	(500.2)	1,100.8
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	14.5	—	14.5
Total	$1,619.0	$(500.2)	$1,118.8
June 30, 2018
Finite-Lived Intangible Assets
Customer relationships	$1,597.0	$(405.6)	$1,191.4
Underlying rights and other	2.7	(0.6)	2.1
Total	1,599.7	(406.2)	1,193.5
Indefinite-Lived Intangible Assets
Certifications	3.5	—	3.5
Underlying rights and other	15.1	—	15.1
Total	$1,618.3	$(406.2)	$1,212.1

The weighted average remaining amortization period for the Company’s customer relationships asset is 14.3 years. The Company has determined that certain underlying rights (including easements) and the certifications have indefinite lives. The amortization period for underlying rights (including easements) is 13.0 years. The amortization of intangible assets for the years ended June 30, 2019, 2018 and 2017 was $95.1 million, $97.2 million, and $80.0 million, respectively.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

During the years ended June 30, 2019 and 2018, the Company wrote off $0.2 million and nil in fully amortized intangible assets, respectively.  Estimated future amortization of finite-lived intangible assets is as follows:

June 30,	(in millions)
2020	$89.8
2021	87.3
2022	85.4
2023	83.5
2024	79.4
Thereafter	675.4
Total	$1,100.8

In connection with the Company’s acquisition of the McLean Data Center in Fiscal 2018, the Company assumed an operating lease at unfavorable terms when compared to prevailing market rates.  As a result, the Company recorded an unfavorable lease obligation of $9.8 million in other long-term liabilities, which will be amortized through the term of the lease which ends in March 2024.  Amortization of the liability was $1.6 million, and $0.5 million for the years ended June 30, 2019 and 2018, respectively.  Estimated future amortization of the lease liability is expected to be $1.6 million for the years ended June 30, 2020,  2021,  2022, and 2023, and $1.3 million for the year ended June 30, 2024.

(7) LONG-TERM DEBT

As of June 30, 2019 and 2018, long-term debt was as follows:

	Date of				Outstanding as of
	Issuance or Most Recent Amendment	Maturity	Interest Payments	Interest Rate	June 30, 2019	June 30, 2018
					(in millions)
Term Loan Facility due 2021	Jan 2017	Jan 2021	Monthly	LIBOR +2.00%	$488.7	$493.8
B-2 Term Loan Facility	Feb 2018	Jan 2024	Monthly	LIBOR +2.25%	1,269.3	1,269.3

6.00% Senior Unsecured Notes	Jan & Mar 2015	Apr 2023	Apr/Oct	6.00%	1,430.0	1,430.0
6.375% Senior Unsecured Notes	May 2015 & Apr 2016	May 2025	May/Nov	6.375%	900.0	900.0
5.75% Senior Unsecured Notes	Jan, Apr & Jul 2017	Jan 2027	Jan/Jul	5.75%	1,650.0	1,650.0
Revolving Loan Facility	Jan/Apr 2019 (1)	Jul 2020 (2)	Monthly	LIBOR +1.75%	145.0	—
Total obligations					5,883.0	5,743.1
Unamortized premium, net					11.9	11.6
Unamortized debt issuance costs					(50.2)	(59.6)
Carrying value of debt					5,844.7	5,695.1
Less current portion					(5.0)	(5.0)
Total long-term debt, less current portion					$5,839.7	$5,690.1

(1) The most recent borrowings under the Revolving Loan Facility occurred in January 2019 and the most recent amendment on the Revolving Loan Facility was in April 2019.

(2) The earliest possible maturity date under the Extension Amendment No. 1 entered into on April 3, 2019.  See below for details.

Term Loan Facility and Revolving Credit Facility

On May 6, 2015, ZGL and Zayo Capital, Inc. (“Zayo Capital”) entered into an Amendment and Restatement Agreement whereby the Credit Agreement (the “Credit Agreement”) governing their senior secured term loan facility (the “Term Loan Facility”) and $450.0 million senior secured revolving credit facility (the “Revolver”) was amended and restated in its entirety. The amended and restated Credit Agreement extended the maturity date of a portion of the outstanding term loans under the Term Loan Facility from July 2, 2019 to May 6, 2021, which was subsequently revised to January 19, 2021 in Incremental Amendment No. 2 (as defined and discussed below). The terms of the Term Loan Facility require the Company to make quarterly principal payments of 25 basis points per quarter of the original loan

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

amount (unless reduced by any prepayments), plus an annual payment of up to 50% of excess cash flow, as determined in accordance with the Credit Agreement (no such annual payment was required during Fiscal 2019, 2018 or 2017).

On January 19, 2017, ZGL and Zayo Capital entered into an Incremental Amendment No. 2 (the “Incremental Amendment”) to the Company’s Credit Agreement. Per the terms of the Incremental Amendment, the existing $1.85 billion of term loans under the Credit Agreement were repriced at 99.75% with one $500.0 million tranche that bears interest at a rate of LIBOR plus 2.0%, with a minimum LIBOR rate of 0.0% and a maturity date of four years from incurrence (January 19, 2021), which represents a downward adjustment of 75 basis points along with the lowering of the previous LIBOR floor, and a second $1.35 billion tranche (the “B-2 Term Loan” and along with the $500.0 million tranche, the “Refinancing Term Loans”) that bears interest at a rate of LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0% and a maturity of seven years from incurrence, which represents a downward adjustment of 25 basis points.  In addition, per the terms of the Incremental Amendment, ZGL and Zayo Capital added a new $650.0 million term loan tranche under the Credit Agreement (the “Electric Lightwave Incremental Term Loan”) that bears interest at LIBOR plus 2.5%, with a minimum LIBOR rate of 1.0%, with a maturity of seven years from the closing date of the Incremental Amendment. In connection with the Incremental Amendment, the full $2,500.0 million Term Loan Facility, including the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan, was re-issued at a price of 99.75%. No other material terms of the Credit Agreement with respect to the Refinancing Term Loans and the Electric Lightwave Incremental Term Loan were amended. On April 10, 2017, $570.1 million of the B-2 Term Loan and the Electric Lightwave Incremental Term Loan was repaid from proceeds of issuance of senior unsecured notes as further discussed below. Additionally, in July 2017, $310.7 million of the B-2 Term Loan was repaid from the proceeds of issuance of senior unsecured notes as further discussed below.  In connection with the Incremental Amendment and early repayment of a portion of the term loan, the Company recognized an expense of $18.2 million during Fiscal 2017 associated with debt extinguishment costs, which represents non-cash expenses associated with the write-off of unamortized debt issuance costs and the issuance discounts on the portion of the Credit Agreement, which was deemed to have been extinguished as well as the portion extinguished through early prepayment. The loss on extinguishment of debt also includes certain fees paid to third parties involved in the Incremental Amendment.

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

On December 22, 2017, ZGL and Zayo Capital entered into a third repricing amendment (the “Repricing Amendment No. 3”) to the Credit Agreement. Per the terms of the Repricing Amendment No. 3, the Revolver under the Credit Agreement was repriced to bear interest at a rate of LIBOR plus 1.00% to LIBOR plus 1.75% per annum based on the Company’s leverage ratio, which represented a downward adjustment of 100 basis points. No other terms of the Credit Agreement were amended. The Revolver matures on April 17, 2020, which was subsequently extended on April 3, 2019.  Refer below for more information on the extension.  The Credit Agreement also allows for letter of credit commitments of up to $50.0 million. The Revolver is subject to a fee per annum of 0.25% to 0.375% (based on ZGL’s current leverage ratio) of the weighted-average unused capacity, and the undrawn amount of outstanding letters of credit backed by the Revolver are subject to a 0.25% fee per annum. Outstanding letters of credit backed by the Revolver are subject to a fee of 1.00% to 1.75% per annum based upon ZGL’s leverage ratio.

On February 26, 2018, ZGL and Zayo Capital entered into an amendment to the Credit Agreement and the Company added a new $150 million term loan tranche under the Credit Agreement (the “Incremental $150 Million Term

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

Loan”). The Incremental $150 Million Term Loan bears interest at LIBOR plus 2.25%, with a minimum LIBOR rate of 1.0%, with a maturity date of January 19, 2024, which is coterminous with the B-2 Term Loan. The Company used the proceeds of the Incremental $150 Million Term Loan for general corporate purposes, including the funding of acquisitions permitted under the Credit Agreement. No other terms of the Credit Agreement were amended.

On April 3, 2019, ZGL and Zayo Capital entered into Extension Amendment No. 1 to the Credit Agreement (the “Extension Amendment”) with respect to the Revolver. Under the terms of the Extension Amendment, the maturity date of the revolving credit facility was extended from April 17, 2020 to the earliest of (i) April 17, 2023, (ii) six months prior to the maturity date of the $500.0 million term loan tranche, which matures on January 19, 2021, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full, and (iii) six months prior to the maturity date of the 2023 Unsecured Notes, which mature on April 1, 2023, subject to the refinancing thereof with debt having a maturity date no earlier than April 17, 2023 or repayment in full.

The weighted average interest rates (including margin) on the Term Loan Facility were approximately 4.6% and 4.3% at June 30, 2019 and 2018, respectively. The weighted average interest rate on the Revolver was approximately 4.2% as of June 30, 2019. The weighted average interest rate on the Revolver was 3.8% as of June 30, 2018 and there were no borrowings outstanding under the Revolver as of such date.

The Company borrowed $275.0 million and nil under the Revolver during the years ended June 30, 2019 and June 30, 2018, respectively.  As of June 30, 2019, $145.0 million was outstanding under the Revolver and $1,758.0 million in aggregate principal amount was outstanding under the Term Loan Facility. As of June 30, 2019, standby letters of credit were outstanding in the amount of $8.5 million leaving $296.5 million available under the Revolver, subject to certain conditions.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

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

The Company was in compliance with all covenants associated with its debt agreements as of June 30, 2019 and 2018.

Redemption rights

At any time prior to January 15, 2022 for the 2027 Unsecured Notes, the Company may redeem all or part of the applicable Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) accrued interest and a “make-whole” premium, which is a lump sum payment derived from a formula based on the net present value of future coupon payments that will not be paid because of the early redemption.

The Company may redeem all or part of the 2023 Unsecured Notes, the 2025 Unsecured Notes (on or after May 1, 2020) and the 2027 Unsecured Notes (on or after January 15, 2022) at the redemption prices (expressed as percentages of principal amount and set forth below), plus accrued and unpaid interest and additional interest, if any, thereon, to the

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

applicable redemption date, subject to the rights of the holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period of the years indicated below:

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

Aggregate future contractual maturities of long-term debt (excluding issue discounts and premiums) were as follows as of June 30, 2019:

Year Ended June 30,
(in millions)
2020	$5.0
2021	628.7
2022	—
2023	1,430.0
2024	1,269.3
Thereafter	2,550.0
Total	$5,883.0

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

Debt issuance costs

In connection with the Credit Agreement (and subsequent amendments thereto), and the various Notes offerings, the Company incurred debt issuance costs of $114.8 million (net of extinguishments). These costs are being

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method, unless extinguished earlier, at which time the related unamortized costs are to be immediately expensed.

Unamortized debt issuance costs of $3.0 million and $10.4 million associated with the Company’s previous indebtedness were recorded as part of the loss on extinguishment of debt during the years ended June 30, 2018 and 2017, respectively.

The balance of debt issuance costs as of June 30, 2019 and 2018 was $50.2 million and $59.6 million, net of accumulated amortization of $64.6 million and $54.5 million, respectively. The amortization of debt issuance costs is included on the consolidated statements of cash flows in non-cash interest expense along with the amortization or accretion of the premium and discount on the Company’s indebtedness. Interest expense associated with the amortization of debt issuance costs was $10.1 million, $9.5 million and $9.3 million for the years ended June 30, 2019, 2018 and 2017, respectively.

Debt issuance costs are presented in the consolidated balance sheets as a reduction to long-term debt, non-current.

(8) INCOME TAXES

The Company’s provision/(benefit) for income taxes from operations are summarized as follows:

	June 30,
	2019	2018	2017
	(in millions)
Current income taxes
Federal	$—	$(9.3)	$1.6
State	10.9	2.0	6.3
Foreign	13.2	8.4	(2.1)
Total	$24.1	$1.1	$5.8
Deferred income taxes
Federal	$12.3	$60.2	$14.1
State	4.2	4.1	2.4
Foreign	(15.3)	(42.0)	(3.1)
Total	1.2	22.3	13.4
Total provision for income taxes	$25.3	$23.4	$19.2

The United States and foreign components of income from operations before income taxes are as follows:

	June 30,
	2019	2018	2017
	(in millions)
United States	$91.9	$69.3	$68.8
Foreign	83.4	57.0	37.5
Total	$175.3	$126.3	$106.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

A reconciliation of the actual income tax provision and the tax computed by applying the U.S. federal rate to the earnings before income taxes during the years ended June 30, 2019, 2018 and 2017 are as follows, prior period amounts were reclassified for comparability with the 2019 presentation:

	June 30,
	2019	2018	2017
	(in millions)
Applicable statutory rate	21%	28%	35%
Expected provision at the statutory rate	$36.8	$35.4	$37.2
Increase/(decrease) due to:
Stock-based compensation	6.6	3.8	(11.7)
State income taxes, net of federal benefit	4.7	3.2	2.9
Change in statutory tax rate, outside U.S.	(1.4)	7.4	(1.4)
Change in uncertain tax benefits	11.8	3.1	—
Foreign tax rate differential	4.4	(2.4)	(3.9)
U.S. Tax Reform	7.2	24.8	—
Change in valuation allowance	(38.7)	(49.3)	(10.2)
Other, net	(6.1)	(2.6)	6.3
Provision for income taxes	$25.3	$23.4	$19.2

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

ASC 740, Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed registrants to record provisional amounts during a measurement period. The measurement period ended as of December 31, 2018, and final amounts are now recorded.

Although these amounts are no longer provisional, the determination of U.S. Tax Reform’s income tax effects may change following future legislation or further interpretation based on the publication of U.S. Treasury regulations as well as guidance from the Internal Revenue Service and state tax authorities. Amounts recognized due to the U.S. Tax Reform for the year ended June 30, 2019:

	Through June 30, 2018	Tax Expense recognized for the Year Ended June 30, 2019	Through June 30, 2019
	(in millions)
Change in statutory tax rate, U.S. only	$(13.6)	$6.2	$(7.4)
Changes to indefinite reinvestment assertion	0.8	(0.2)	0.6
Repatriation Tax	37.6	1.2	38.8
Net impacts of U.S. Tax Reform	$24.8	$7.2	$32.0

Some U.S. Tax Reform provisions became effective during Fiscal 2019. As of June 30, 2019, the following provisions are not expected to have a material impact on tax expense: Global Intangible Low-Taxed Income, Base Erosion and Anti-abuse Tax, and the interest expense limitations. The executive compensation limitations had an impact and are included in stock compensation on the rate reconciliation. The Company continues to evaluate the impact of U.S. Tax Reform as more information and guidance becomes available.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The Company has not asserted indefinite reinvestment on its foreign subsidiaries and carries $0.8 million as a deferred tax liability for an estimate of the additional tax due upon actual repatriation.

The Company had gross unrecognized tax benefits of $15.7 million and $3.0 million, as of June 30, 2019 and June 30, 2018, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

	June 30,
	2019	2018
	(in millions)
Balance at beginning of year	$3.0	$0.2
Additions for current year tax positions	1.5	1.2
Additions for prior year tax positions	11.5	1.7
Reductions as a result of settlement with tax authority	(0.3)	(0.1)
Balance at end of year	$15.7	$3.0

Interest and penalties included in balance	$2.2	$0.1
Amount, if recognized, would impact the effective income tax rate	10.0	1.8
Amount that could be settled within the next year	10.0	1.9

The Company files income tax returns in various federal, state, and local jurisdictions including the United States, Canada, United Kingdom and France. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities in major tax jurisdictions for years before 2014.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	June 30,
	2019	2018
	(in millions)
Deferred income tax assets
Net operating loss carry forwards	$367.5	$545.2
Tax credit carry forwards	12.9	17.9
Deferred revenue	333.2	299.3
Accrued expenses	39.7	38.1
Other liabilities	4.5	2.3
Reserves against accounts receivable	20.6	15.8
Deferred compensation	8.7	11.2
Total deferred income tax assets	787.1	929.8
Valuation allowance	(32.4)	(72.9)
Net deferred tax assets	754.7	856.9
Deferred income tax liabilities
Property and equipment	589.9	675.8
Intangible assets	272.5	293.3
Debt issuance costs	2.4	2.4
Total deferred income tax liabilities	864.8	971.5
Less SRT deferred tax liabilities held for sale	—	(5.1)
Net deferred income tax liabilities	$(110.1)	$(109.5)

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

As of June 30, 2019, the Company had $1,234.5 million of U.S. federal NOL carry forwards. The Company used approximately $406.9 million during Fiscal 2019 to offset increased profitability.  The Company has completed several acquisitions in which it acquired net operating loss tax attributes as part of the purchase.  These acquisitions, however, were considered a "change in ownership” within the meaning of Section 382 of the Internal Revenue Code and, as a result, such NOL carry forwards are subject to an annual limitation, reducing the amount available to offset income tax liabilities absent the limitation.  Currently available U.S. NOL carry forwards as of June 30, 2019 are approximately $874.2 million.  An additional $169.4 million will become available for use during fiscal year ended June 30, 2020. The Company’s NOL carryforwards, if not utilized to reduce taxable income in future periods, will expire in various amounts beginning in 2020 and ending in 2038.

As of June 30, 2019, the Company had approximately $345.9 million of foreign jurisdiction net operating loss carry forwards, primarily in UK, Canada, and France. NOL carry forwards in most foreign countries do not expire. Canada NOLs will not begin to expire until 2029. Some foreign NOLs have a valuation allowance reducing the value of the corresponding deferred tax asset in the financial statements due to recent losses. During Fiscal 2019, valuation allowances were released in the United Kingdom as a result of corporate restructuring offering an enhanced ability to utilize those NOLs against future taxable income.

As of June 30, 2019, the Company had tax-effected state net operating loss carry forwards of approximately $34.2 million, which are subject to limitations on their utilization and have various expiration dates of 2020 through 2038. The Company believes $32.1 million of this balance will be utilized and has provided a valuation allowance for the remainder.

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

(9) ACCRUED LIABILITIES

Accrued liabilities included in current liabilities consisted of the following:

	June 30,
	2019	2018
	(in millions)
Accrued compensation and benefits	$29.2	$44.9
Accrued property and equipment purchases	81.5	74.5
Network expense accruals	100.6	112.5
Other accrued taxes	36.4	11.8
Accrued professional fees	4.6	4.3
Other accruals	54.5	65.0
Less liabilities held for sale(1)	—	(0.7)
Total	$306.8	$312.3
(1)	$0.7 million reported as liabilities associated with assets held for sale in the Allstream segment. See Note 3—Acquisitions and Dispositions.

(10) EQUITY

On May 7, 2018, our Board of Directors authorized the repurchase of up to $500 million of our common stock from time to time using a variety of methods, including open market purchases, privately negotiated transactions and other means in accordance with federal securities laws. During the year ended June 30, 2019, the Company repurchased 12,973,892 shares of its outstanding common stock at an average price of $31.03, or $402.5 million.  During the year

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

ended June 30, 2018, the Company repurchased 2,749,079 shares of its outstanding common stock at an average price of $34.02, or $93.5 million. The authorization expired on November 7, 2018 with the Company having repurchased $496.0 million under the authorization.

During the years ended June 30, 2019 and June 30, 2018, the Company recorded increases of $102.1 million and $91.1 million respectively, in additional paid-in capital associated with stock-based compensation expense related to the Company’s equity classified stock-based compensation awards. See Note 11 –Stock-based Compensation.

(11) STOCK-BASED COMPENSATION

The following tables summarize the Company’s stock-based compensation expense for liability and equity classified awards included in the consolidated statements of operations:

	Year Ended June 30,
	2019	2018	2017
	(in millions)
Included in:
Operating costs	$11.3	$9.9	$11.3
Selling, general and administrative expenses	98.0	86.8	102.8
Total stock-based compensation expense	$109.3	$96.7	$114.1

CII common and preferred units	$—	$—	$10.1
Part A restricted stock units	93.8	82.3	76.5
Part B restricted stock units	13.0	12.4	26.0
Part C restricted stock units	2.5	2.0	1.5
Total stock-based compensation expense	$109.3	$96.7	$114.1

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

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

The PCIP has the following components:

Part A

Under Part A of the PCIP, certain full-time employees, including the Company’s executives, are eligible to earn quarterly awards of RSUs. Each participant in Part A of the PCIP will have an RSU annual award target value, which will be allocated to each fiscal quarter. The final Part A value awarded to a participant for any fiscal quarter is determined by the Compensation Committee of the Board of Directors subsequent to the end of the respective performance period taking into account the Company’s measured value creation for the quarter, as well as such other subjective factors that it deems relevant (including group and individual level performance factors). The number of Part A RSUs granted will be calculated based on the final award value determined by the Compensation Committee divided by the average closing price of the Company’s common stock over the last ten trading days of the respective performance period. Part A RSUs will vest assuming continuous employment fifteen months subsequent to the end of the performance period (for awards relating to quarterly periods through June 30, 2017) or twelve months subsequent to the end of the performance period (for awards relating to quarterly periods subsequent to June 30, 2017). Upon vesting, the RSUs convert to an equal number of shares of the Company’s common stock. Additionally, Part A RSU awards may be granted to certain employees upon commencement of their employment with the Company.

The June 2019 and June 2018 quarterly awards were recorded as liabilities totaling $6.2 million and $5.7 million as of June 30, 2019 and 2018, respectively, as the awards represent an obligation denominated in a fixed dollar amount to be settled in a variable number of shares during the subsequent quarter. The quarterly stock-based compensation liability is included in accrued liabilities in the accompanying consolidated balance sheets. Upon the issuance of the RSUs, the liability is re-measured and then reclassified to additional paid-in capital, with a corresponding charge (or credit) to stock based compensation expense. The value of the remaining unvested RSUs is expensed ratably through the vesting date. At June 30, 2019, the remaining unrecognized compensation cost to be expensed over the remaining vesting period for Part A awards is $30.9 million.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following table summarizes the Company’s Part A RSU activity for the years ended June 2019, 2018 and 2017:

	Number of Part A RSUs	Weighted average grant-date fair value per share	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	2,169,901	$26.04	7.9
Granted	2,678,503	31.64
Vested	(2,080,685)	26.03
Forfeited	(403,333)	n/a
Outstanding at July 1, 2017	2,364,386	$31.63	7.1
Granted	2,664,538	35.08
Vested	(2,459,040)	34.02
Forfeited	(323,389)	n/a
Outstanding at July 1, 2018	2,246,495	$35.08	6.4
Granted	3,216,786	29.94
Vested	(2,707,430)	33.93
Forfeited	(431,455)	n/a
Outstanding at June 30, 2019	2,324,396	$28.49	6.6

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following table summarizes the Company’s Part B RSU activity for the years ended June 2019, 2018 and 2017:

	Number of Part B RSUs	Weighted average grant-date fair value per unit	Weighted average remaining contractual term in months
Outstanding at July 1, 2016	860,936	$29.50	6.2
Granted	715,564	45.56
Vested	(793,478)	32.58
Forfeited	(371,049)	n/a
Outstanding at July 1, 2017	411,973	$42.86	6.1
Granted	401,857	41.60
Vested	(468,698)	39.01
Forfeited	(159,357)	n/a
Outstanding at July 1, 2018	185,775	$57.19	8.9
Granted	293,253	51.58
Vested	(184,633)	57.08
Forfeited	(5,141)	n/a
Outstanding at June 30, 2019	289,254	$49.73	8.0

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

	During the Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Part B RSUs granted	75,370	98,342	61,123	58,418
Maximum eligible shares of the Company's common stock	633,108	826,073	513,433	403,084
Average grant date fair value per Part B RSU	$63.67	$52.81	$22.43	$64.41
Units converted to Company's common stock at vesting date	n/a	n/a	n/a	—

	During the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Part B RSUs granted	78,123	77,218	82,556	163,960
Maximum eligible shares of the Company's common stock	539,049	532,804	569,636	590,256
Average grant date fair value per Part B RSU	$74.44	$52.47	$45.10	$19.06
Units converted to Company's common stock at vesting date	—	—	—	54,671

The grant date fair value of Part B RSU grants is estimated utilizing a Monte Carlo simulation.  This simulation estimates the ten-day average closing stock price ending on the vesting date, the stock price performance over the performance period, and the number of common shares to be issued at the vesting date. Various assumptions are utilized in the valuation method, including the target stock price performance ranges and respective share payout percentages, the Company’s historical stock price performance and volatility, peer companies’ historical volatility and an appropriate risk-free rate. The aggregate future value of the grant under each simulation is calculated using the estimated per share value of the common stock at the end of the vesting period multiplied by the number of common shares projected to be granted at the vesting date. The present value of the aggregate grant is then calculated under each of the simulations, resulting in a distribution of potential present values. The fair value of the grant is then calculated based on the average

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

of the potential present values. The remaining unrecognized compensation cost associated with Part B RSU grants is $8.1 million at June 30, 2019.

Part C

Under Part C of the PCIP, independent directors of the Company are eligible to receive quarterly awards of RSUs.  Independent directors electing to receive a portion of their annual director fees in the form of RSUs are granted a set dollar amount of Part C RSUs each quarter.  The quantity of Part C RSUs granted is based on the average closing price of the Company’s common stock over the last ten trading days of the quarter ended immediately prior to the grant date and vest at the end of each quarter for which the grant was made. During the years ended June 30, 2019, 2018 and 2017, the Company’s independent directors were granted 85,872,  58,421 and 47,420 Part C RSUs, respectively.

(12) EMPLOYEE BENEFITS

In connection with the Allstream Acquisition on January 15, 2016, Bell MTS agreed to retain the Allstream Acquisition Entity’s former defined benefit pension obligations, and related pension plan assets, of retirees and other former employees of the Allstream Acquisition Entity and also agreed to reimburse the Allstream Acquisition Entity for certain solvency funding payments related to the pension obligations of active employees of the Allstream Acquisition Entity as of January 15, 2016. On October 31, 2017, Bell MTS transferred assets of CAD $117.9 million (or $91.6 million) from the Allstream Acquisition Entity’s former defined benefit pension plans related to pre-closing service obligations for active employees to defined benefit pension plans of the Allstream Acquisition Entity created by the Company on January 15, 2016. The assets were transferred on a fully funded basis calculated on a solvency basis, however on a GAAP basis, the plans are underfunded.  Upon transfer, a prior period service cost was recognized in other comprehensive income for the underfunded amount, consistent with the Company’s accounting policies. The Company became responsible for accruing post-acquisition liabilities related to these plans as of the Allstream Acquisition date of January 15, 2016. The Company also sponsors an OPEB for certain former employees of  the Allstream Acquisition Entity, which provides health care and life insurance benefits for certain eligible retirees. These OPEB plans are not funded. Benefits are paid directly to the participants of these plans.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following tables provide a reconciliation of the changes in the benefit obligations, fair value of plan assets and the unfunded status for the Company’s defined benefit pension and OPEB, where applicable:

	Pension Plans
	As of June 30,
	2019	2018
	(in millions)
Change in projected benefit obligation for defined benefit pension plans:
Projected benefit obligation at beginning of period	$113.5	$6.7
Service cost	2.8	2.7
Interest cost	3.7	2.5
Actuarial loss	3.8	9.3
Participant contributions	0.6	0.6
Benefits paid from plan assets	(1.5)	(3.3)
Acquisition transfer	—	97.6
Curtailments	(2.3)	—
Settlements	(8.3)	(2.5)
Foreign currency exchange rate changes	0.4	(0.1)
Projected benefit obligation at end of period	$112.7	$113.5

	OPEB Plans
	As of June 30,
	2019	2018
	(in millions)
Change in projected benefit obligation for OPEB plans:
Projected benefit obligation at beginning of period	$10.0	$9.9
Service cost	0.1	0.1
Interest cost	0.3	0.3
Actuarial loss	0.8	0.4
Benefits paid by Company	(0.6)	(0.6)
Foreign currency exchange rate changes	—	(0.1)
Projected benefit obligation at end of period	$10.6	$10.0

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The accumulated benefit obligation of the defined benefit plan at June 30, 2019 and June 30, 2018 is $106.6 million and $103.9 million, respectively.  The accumulated benefit obligation of the OPEB plan at June 30, 2019 and June 30, 2018 is $10.6 million and $10.0 million, respectively.

	Pension Plans
	As of June 30,
	2019	2018
	(in millions)
Change in pension plan assets:
Fair value of plan assets at beginning of period	$93.5	$3.7
Acquisition transfer	—	89.8
Return on plan assets	5.7	2.4
Employer contributions	3.1	2.9
Participant contributions	0.6	0.6
Benefits paid from plan assets	(1.5)	(3.3)
Settlements	(8.3)	(2.6)
Foreign currency exchange rate changes	0.3	—
Fair value of pension plan assets at end of period	$93.4	$93.5

The unfunded status of the projected benefit obligation at June 30, 2019 and June 30, 2018 was $19.3 million and $20.0 million, respectively, which was recorded as other long-term liabilities.

	Pension Plans
	As of June 30,
	2019	2018
	(in millions)

Projected benefit obligation	$112.7	$113.5
Fair value of plan assets	93.4	93.5
Unfunded status	19.3	20.0
Current portion of unfunded status	$—	$—
Non-current portion of unfunded status	$19.3	$20.0

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following tables provide information regarding change in amounts during Fiscal 2019 and Fiscal 2018 in accumulated other comprehensive loss (“AOCI”)  that have not yet been recognized as components of net periodic benefit cost at the end of the period:

	As of June 30, 2018	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	As of June 30, 2019
	(in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial loss	$(11.2)	$—	$(0.4)	$(0.4)	$(11.6)
Prior service cost	(7.4)	(0.2)	—	(0.2)	(7.6)
Deferred income tax benefit	5.5	—	0.2	0.2	5.7
Total pension plans	(13.1)	(0.2)	(0.2)	(0.4)	(13.5)

OPEB plans:
Net actuarial loss	(1.6)	—	(0.8)	(0.8)	(2.4)
Deferred income tax benefit	0.4	—	—	—	0.4
Total OPEB plans	(1.2)	—	(0.8)	(0.8)	(2.0)
Total accumulated other comprehensive loss	$(14.3)	$(0.2)	$(1.0)	$(1.2)	$(15.5)

	As of June 30, 2017	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	As of June 30, 2018
	(in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial loss	$—	$—	$(11.2)	$(11.2)	$(11.2)
Prior service benefit/(cost)	—	0.4	(7.8)	(7.4)	(7.4)
Deferred income tax (expense)/benefit	—	(0.1)	5.6	5.5	5.5
Total pension plans	—	0.3	(13.4)	(13.1)	(13.1)

OPEB plans:
Net actuarial loss	(1.2)	—	(0.4)	(0.4)	(1.6)
Deferred income tax benefit	0.4	—	—	—	0.4
Total OPEB plans	(0.8)	—	(0.4)	(0.4)	(1.2)
Total accumulated other comprehensive loss	$(0.8)	$0.3	$(13.8)	$(13.5)	$(14.3)

There have been no material amounts reclassified from AOCI during Fiscal 2019 or Fiscal 2018.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following table presents the expected amortization amounts during next fiscal year for the defined benefit pension plans:

Pension Plans
(in millions)
Amortization of net prior service cost	$0.9
Amortization of net loss	0.1
Total expected amortization amounts during Fiscal 2020	$1.0

The expected benefit payments for the Company’s defined benefit pension and OPEB plans for the years indicated are as follows:

	Pension Plans	OPEB Plans
	(in millions)
Year ended June 30,
2020	$2.4	$0.5
2021	2.7	0.5
2022	3.0	0.5
2023	3.3	0.5
2024	3.5	0.5
2025-2029	21.9	2.4

The following table presents the expected contributions during next fiscal year for the defined benefit pension and OPEB plans:

	Pension Plans	OPEB Plans
	(in millions)
Employer	$3.3	0.5
Plan participants	0.6	—
Total expected contributions during Fiscal 2020	$3.9	$0.5

Net periodic (benefit) cost of the defined benefit pension and OPEB is included in selling, general and administrative expenses in the accompanying consolidated statements of operations includes the following components:

	Pension Plans
	Year Ended June 30, 2019	Year Ended June 30, 2018
	( in millions)
Service cost	$2.8	$2.7
Interest cost	3.7	2.5
Expected return on plan assets	(5.3)	(3.8)
Amortization of service cost from earlier periods	0.8	0.4
Cost of curtailment	(1.0)	—
Cost of settlements	0.8	0.2
Net periodic pension benefit cost	$1.8	$2.0

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

	OPEB Plans
	Year Ended June 30, 2019	Year Ended June 30, 2018
	(in millions)
Service cost	$0.1	$0.1
Interest cost	0.3	0.3
Net periodic pension benefit cost	$0.4	$0.4

The following tables present the assumptions used in determining benefit obligations of the defined benefit pension and OPEB plans:

	Pension Plans	OPEB Plans
Actuarial assumptions:
Discount rate	3.25%	3.25%
Price inflation	1.75%	N/A
Expected long-term rate of return on plan assets	5.7%	N/A
Rate of compensation increase	2.5%	N/A

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

The following table presents the Company’s target for the allocation of invested defined benefit pension plan assets at June 30, 2019 and June 30, 2018:

	As of June 30,
	2019	2018
Fixed income	40%	40%
Equities	55%	55%
Other	5%	5%
Total	100%	100%

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

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

The table below presents the fair value of plan assets valued at NAV by category for the pension and OPEB plans at June 30, 2019 and June 30, 2018

	As of June 30,
	2019	2018
	(in millions)
Fixed income	$37.4	$33.1
Equities	50.6	55.2
Other	5.4	5.2
Total	$93.4	$93.5

Fixed income – Fixed income represents investments in commingled bond funds comprised of Canadian government, corporate bonds, and mortgage-backed securities.

Equities – Equities represent investments in commingled equities funds comprised of investments in U.S., Canadian and global equities.

Other – Other investments are comprised of investments in commingled real estate funds.

(13) FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, accounts payable, long-term debt, certain post-employment plans and stock-based compensation liability. The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable approximated their fair values at June 30, 2019 and 2018, due to the short maturity of these instruments.

The carrying value of the Company’s Notes, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of net unamortized premium, and was $4,001.1 million and $4,003.4 million as of June 30, 2019 and 2018, respectively. Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company's Notes as of June 30, 2019 and 2018 was estimated to be $4,067.7 million and $3,986.5 million, respectively. The Company’s fair value estimates associated with its Note obligations were derived utilizing Level 2 inputs – quoted prices for similar instruments in active markets.

The carrying value of the Company’s Term Loan Facility, excluding debt issuance costs, reflects the original amounts borrowed, inclusive of unamortized discounts, and was $1,748.8 million and $1,751.3 million as of June 30, 2019 and 2018, respectively. The Company’s Term Loan Facility accrues interest at variable rates based upon the one-month, three-month or nine-month LIBOR plus i) a spread of 2.0% on the Company’s $500.0 million tranche (which has a LIBOR floor of 0.0%) and ii) a spread of 2.25% on its B-2 Term Loan tranche (which has a LIBOR floor of 1.00%). Based on market interest rates for debt of similar terms and average maturities, the fair value of the Company’s Term Loan Facility as of June 30, 2019 and June 30, 2018 was estimated to be $1,758.0 million and $1,772.3 million, respectively. The Company’s fair value estimates associated with its Term Loan Facility obligations were derived utilizing Level 2 inputs—quoted prices for similar instruments in active markets.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

As of June 30, 2019, there was a $145.0 million balance outstanding under the Company’s Revolver. As of June 30, 2018, there was no balance outstanding under the Company’s Revolver.

A hypothetical increase in the applicable interest rate on the Company’s Term Loan Facility and Revolver of one percentage point above the 1.0% LIBOR floor would increase the Company’s annual interest expense by approximately $19.0 million.

(14) COMMITMENTS AND CONTINGENCIES

Capital Leases

Future contractual payments under the terms of the Company’s capital lease obligations were as follows:

Year Ended June 30,
(in millions)
2020	$20.1
2021	20.0
2022	20.3
2023	19.9
2024	19.5
Thereafter	171.0
Total minimum lease payments	270.8
Less amounts representing interest	(88.6)
Less current portion	(10.0)
Capital lease obligations, non-current	$172.2

Operating Leases

The Company leases office space, warehouse space, network assets, switching and transport sites, points of presence, components and equipment under non-cancelable operating leases. Lease expense was $238.7 million, $156.4 million and $68.8 million for the years ended June 30, 2019, 2018 and 2017, respectively. Additionally, the Company recognized expense related to right-of way, pole attachment and other fees for access of $43.8 million, $43.4 million, and $65.1 million for the years ended June 30, 2019, 2018 and 2017, respectively.

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

Minimum contractual lease payments due under the Company’s long-term operating leases are as follows:

Year Ended June 30,
(in millions)
2020	$128.1
2021	107.0
2022	83.7
2023	68.0
2024	55.7
Thereafter	215.8
$658.3

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

Purchase Commitments

At June 30, 2019, the Company was contractually committed for $471.1 million of capital expenditures for construction materials and purchases of property and equipment. A majority of these purchase commitments are expected to be satisfied in the next twelve months. These obligations are primarily success based; that is, the Company has executed customer contracts that support the future capital expenditures.

During the year ended June 30, 2019, the Company entered into a CAD $127.0 million (or $97.0 million) commitment for telecommunications services over a two year period. As of June 30, 2019, CAD $90.0 million (or $68.8 million) remained on the commitment.

Also, during the year ended June 30, 2019, the Company entered into a CAD $40.0 million (or $30.6 million) commitment for telecommunications services over a three year period.  As of June 30, 2019, CAD $25.3 million (or $19.3 million) remained on the commitment.

Outstanding Letters of Credit

As of June 30, 2019, the Company had $8.5 million in outstanding letters of credit, which were primarily entered into in connection with various lease agreements. Additionally, as of June 30, 2019, Zayo Canada, Inc., a subsidiary of the Company, had CAD $3.5 million (or $2.6 million) in letters of credit, under a CAD $5.0 million (or $3.8 million) unsecured credit agreement.

Contingencies

In the normal course of business, the Company is party to various outstanding legal proceedings, asserted and unasserted claims, and disputes. In the opinion of management, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

The Company accrues for losses related to contingencies when a loss from such claims is probable and the amount of loss can be reasonably estimated. In determining whether a loss from a claim is probable and the loss can be reasonably estimated, the Company reviews and evaluates its litigation and regulatory matters in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or the amount of loss cannot be reasonably estimated, the Company does not accrue for a potential litigation loss. In those situations, the Company discloses an estimate or range of the reasonably possible losses, if such estimates can be made. At this time, the Company does not believe that it is possible to estimate the reasonably possible losses or a range of reasonably possible losses related to the matters described below.

Following the filing of the preliminary proxy statement on June 3, 2019, several complaints were filed against the Company and its Board of Directors challenging the Merger. Four actions are pending in the United States District Court for the District of Delaware captioned Scarantino v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01068-RGA (D. Del.), Klein v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01085-RGA (D. Del.), Duggan v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01112-RGA (D. Del.), and Dixon v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01123-RGA (D. Del.); one action is pending in the United States District Court for the District of Colorado captioned Graves v. Zayo Group Holdings, Inc., et al., Case No. 1:19-cv-01747-KLM (D. Colo.); and one action is pending in the District Court of Boulder County, Colorado captioned Saroop v. Zayo Group Holdings, Inc., et al., Case No. 2019CV30601. The complaints generally allege, among other things, that the Company and its directors disseminated an allegedly false and materially misleading proxy statement or that the Company’s Board of Directors breached their fiduciary duties in connection with the merger. The complaints seek, among other things, to enjoin the merger, a declaration that the proxy statement violated federal securities laws, unspecified damages, and an award of attorneys’ and experts’ fees.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The Company believes that each of these complaints are without merit and intend to vigorously defend against them.

Three stockholders also filed complaints in the Delaware Court of Chancery pursuant to 8 Del. C. §220 seeking corporate books and records, captioned Teamsters Local 237 Additional Security Benefit Fund, et al. v. Zayo, C.A. No. 2019-0572-VCMR (July 25, 2019); Massachusetts Laborers' Annuity Fund v. Zayo Group Holdings, Inc., C.A. No. 2019-0573-VCMR; and Waterhouse v. Zayo Group Holdings, Inc., C.A. No. 2019-0589-VCMR (July 31, 2019).  The Company intends to vigorously defend against these actions.

(15) REVENUE AND CONTRACT COSTS

Nature of the Company’s Products and Offerings

The Company operates and manages the business in four reportable segments. Revenue is disaggregated by products and offerings, which the Company views as the relevant categorization of revenues for the Company’s businesses. See Note 17 – Segment Reporting, for additional information on the nature of the Company’s products and offerings by segment.

The Company’s Fiber SPG (within the Zayo Networks segment) and zColo segments have contract terms that are accounted for as leases and are further described below.

Contracts related to the Fiber SPG are generally fixed rate contracts and can be payable upfront, on a monthly recurring basis or a combination of both. Monthly recurring payment structures in this segment generally include annual inflationary pricing escalators.  A majority of the revenue earned from the Fiber line of business is not accounted for under ASC 606 as the contract terms are accounted for as lease arrangements.  The Company recognizes revenue associated with its dark fiber leases on a straight-line basis from the customer acceptance date through the lease term.

The Fiber SPG may provide telecommunications construction solutions or perform variable non-routine maintenance activities that are billable to its customers.  These types of solutions are accounted for under ASC 606 and are recognized as the service is performed. Revenue recognized from these non-lease arrangements was $46.5 million, $29.6 million, and $34.5 million during years ended June 30, 2019, 2018 and 2017, respectively.  Contracts in the Company’s Fiber SPG do not include significant financing components.

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

The Company recognizes revenue on space and infrastructure leases on a straight-line basis over the customer lease term.  The Company’s customer leases often include customary renewal terms. However, the Company does not include any extension options in a customer’s lease term for lease classification purposes or recognizing rental revenue unless it is reasonably certain that the customer will exercise the extension renewal option. The excess of zColo lease revenue recognized in excess of lease payments received is recorded within other assets on the Company’s consolidated balance sheets.

Customer power arrangements are coterminous with the respective customer lease and may be billed at fixed or variable rates.  The Company recognizes revenue on its fixed rate power contracts as the arrangements are rendered, as the customer simultaneously receives and consumes the benefit of the arrangements provided.  Variable contracts are

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

invoiced based on usage and are billed in arrears and recognized as the usage occurs.  Revenue is recognized on remote hand services as the services are provided. Revenue recognized by the zColo segment from these non-lease arrangements was $38.5 million, $39.6 million and $36.9 million during the years ended June 30, 2019, 2018 and 2017 respectively.

Contracts in the Company’s zColo segment do not include significant financing components.

The Company’s contract terms for Layer 2/3, Transport, Allstream and Other segment businesses include terms that may be fixed or variable.  The Company recognizes revenue on its fixed rate contracts as the product offerings are rendered, as the customer simultaneously receives and consumes the benefit of the products provided. Variable contracts are invoiced based on usage and are billed in arrears and recognized as the usage occurs. These contracts do not include significant financing components and generally include a single performance obligation. The transaction price in contracts that include multiple performance obligations is allocated to each performance obligation based on the Company’s standalone selling price for each product offering.  The Company estimates the standalone selling price to be the price of the offering when sold on a standalone basis without any promotional discounts.

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

	Year Ended June 30,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Reportable Segment
Zayo Networks	621.4	295.9	117.4	36.7	14.1	17.5	1,103.0
zColo	21.7	11.0	6.2	3.5	2.5	2.0	46.9
Allstream	110.3	26.7	11.8	1.6	0.3	—	150.7
Total	$753.4	$333.6	$135.4	$41.8	$16.9	$19.5	$1,300.6

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

Contract liabilities arise when the Company bills its customers and receives consideration in advance of providing the goods or offerings promised in the contract. Contract liabilities are recognized as revenue when product offerings are provided to the customer.  Contract liabilities are presented in the Company’s consolidated balance sheet as deferred revenue.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following table presents information about the Company’s customer receivables, contract assets and contract liabilities as of June 30, 2019 and June 30, 2018:

	June 30, 2019	June 30, 2018
	(in millions)
Customer receivable, net(1)	$136.4	$164.0
Contract liabilities(1)	$50.5	$68.9

(1) Amounts do not include balances associated with lease revenue from the Company’s Zayo Networks and zColo segments.

During the years ended June 30, 2019, 2018 and 2017, the Company recognized $20.9 million, $21.9 million and $21.4 million, respectively, of revenue that was included in contract liabilities.

Contract Costs

The Company recognizes an asset for incremental commission and bonus expenses paid to internal sales personnel and third party agents in conjunction with obtaining certain customer contracts. These costs are only deferred when the commissions are incremental and would not have been incurred absent the customer contract. Costs to obtain a contract are amortized and recorded ratably within selling, general and administrative expenses on the Company’s consolidated statements of operations over the estimated contract term.

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

As of June 30, 2019 and 2018, the Company had $5.7 million and $7.1 million, respectively, of short-term unamortized contract costs included in other current assets and $3.8 million and $5.6 million, respectively, of long term unamortized contract costs included in other assets on its consolidated balance sheets. During the years ended June 30, 2019, 2018 and 2017, the Company recorded $7.8 million, $8.7 million and $8.3 million, respectively, in selling, general and administrative expenses associated with the amortization of deferred contract costs. The amortization period for these contract costs ranges from 12 to 48 months.

(16) RELATED-PARTY TRANSACTIONS

In May 2016, CII sold OVS, a company that provided voice and managed offerings that the Company spun off during the year ended June 30, 2014, to an entity that had a material ownership interest in the Company during Fiscal 2018. As of June 30, 2018, the entity that owns Inteliquent, Inc., successor by merger to OVS (“Inteliquent”), no longer has an ownership interest in the Company and is no longer a related party.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following table represents the revenue and expense transactions the Company recorded with Inteliquent for the periods presented:

	Year Ended June 30,
	2018	2017
	(in millions)
Revenues	$7.4	$7.5
Operating costs	$2.7	$2.0

As of June 30, 2018, the Company had $0.4 million due from Inteliquent.

Dan Caruso, the Company’s Chief Executive Officer and Chairman of the Board is a party to an aircraft charter (or membership) agreement through his affiliate, Bear Equity LLC, for business and personal travel.  Under the terms of the charter agreement, all fees for the use of the aircraft are effectively variable in nature. For his business travel on behalf of the Company, Mr. Caruso is reimbursed for his use of the aircraft subject to an annual maximum reimbursement threshold approved by the Company's Nominating and Governance Committee. During the years ended June 30, 2019, 2018 and 2017, respectively, the Company reimbursed Mr. Caruso $0.6 million,  $0.7 million and $0.8 million for his business use of the aircraft.

(17) SEGMENT REPORTING

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

During the fourth quarter of Fiscal 2019, with the continued increase in our scope and scale, our chief operating decision maker ("CODM"), who is our Chief Executive Officer, implemented certain organizational changes to the management and operation of the business that directly impact how the CODM makes resource allocation decisions and manages the Company. The changes in structure had the impact of combining our legacy Fiber Solutions, Transport and Enterprise segments into a single new segment, Zayo Networks and re-aligning our Cloud and Cybersecurity SPG from our legacy Enterprise segment to our zColo segment. These changes to our existing reportable segments have been recast for all prior periods. The Company’s segments are further described below:

Zayo Networks.  Our Zayo Networks segment provides access to bandwidth infrastructure. This includes our Fiber, Layer 2/3 and Transport solutions. Within the Fiber business, Zayo provides access to mobile infrastructure (fiber-to-the-tower and small cell). Our mobile infrastructure solutions permit direct fiber connections to cell towers, small cells, hub sites and mobile switching centers. Fiber solutions customers include carriers and other communication service providers, internet service providers, wireless service providers, major media and content companies, large enterprises and other companies that have the expertise to run their own fiber optic networks or require interconnected technical space. The contract terms for fiber solutions customers tend to range from three to twenty or more years.  Our Layer 2/3 line of business provides connectivity and telecommunications solutions to medium and large enterprises. Our offerings within Layer 2/3 include Ethernet, internet Protocol (“IP”) Transit Offerings, Wide Area Networking

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

products, Media Networks and CloudLink. Solutions range from point-to-point data connections to multi-site managed networks to international outsourced IT infrastructure environments. The contract terms for Layer 2/3 solutions tend to range from one to five years. Our Transport line of business provide access to lit communications bandwidth infrastructure using customer-accessed optronics to light the fiber and, and our customers pay for access based on the amount and type of bandwidth they require.  We target customers who require a significant amount of bandwidth across their networks. Transport customers include carriers, content providers, financial services companies, healthcare, government entities, education institutions and other medium and large enterprises. The contract terms in this segment tend to range from two to five years.

Zayo Colocation (“zColo”).    The zColo segment provides data center and cloud infrastructure solutions to a broad range of enterprise, carrier, cloud and content customers. Our offerings within this segment include the provision of colocation space, power and interconnection offerings in North America and Western Europe. Solutions range in size from single cabinet solutions to 1MW+ data center infrastructure environments. Our data centers also support a large component of networking components for the purpose of aggregating and accommodating customers’ data, voice, internet and video traffic. The contract terms in this segment tend to range from two to five years. Our Cloud and Cybersecurity SPG is included in the zColo segment. The Cloud and Cybersecurity SPG combines private cloud, public cloud and managed offerings in order to provide its customers secure infrastructure as a service (IaaS), which enables on-demand scaling and virtual computing in hybrid environments.

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

Other.  The Other segment is primarily comprised of Zayo Professional Services. ZPS provides network and technical resources to customers who wish to leverage the Company’s expertise in designing, acquiring and maintaining a network. The contract terms typically run for one year for a fixed recurring monthly fee in the case of network and on an hourly basis for technical resources (usage revenue). ZPS also generates revenue via telecommunication equipment sales.

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

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

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

The Company’s computation of Segment Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies because all companies do not calculate segment Adjusted EBITDA in the same manner.

	For the Year Ended June 30, 2019
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$1,896.7	$269.9	$381.7	$29.7	$—	$2,578.0
Segment Adjusted EBITDA	1,087.5	125.0	64.8	5.8	—	1,283.1
Total assets	7,677.5	1,152.3	376.9	35.1	92.8	9,334.6
Capital expenditures	667.8	99.8	19.3	—	—	786.9

	For the Year Ended June 30, 2018
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$1,808.8	$290.7	$479.9	$23.1	$—	$2,602.5
Segment Adjusted EBITDA	1,026.0	142.3	115.0	5.0	—	1,288.3
Total assets	7,406.7	1,188.5	465.5	33.4	115.8	9,209.9
Capital expenditures	667.5	108.8	13.6	—	—	789.9

	For the Year Ended June 30, 2017
	Zayo Networks	zColo	Allstream	Other	Corp/ Eliminations	Total
	(in millions)
Revenue from external customers	$1,621.1	$263.3	$314.3	$21.6	$—	$2,220.3
Segment Adjusted EBITDA	904.6	125.2	83.3	5.1	—	1,118.2
Capital expenditures	723.5	103.5	8.5	—	—	835.5

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

Reconciliation from Total Segment Adjusted EBITDA to income from operations before income taxes

	For the Year Ended June 30,
	2019	2018	2017
	(in millions)
Total Segment Adjusted EBITDA	$1,283.1	$1,288.3	$1,118.2
Interest expense	(338.7)	(299.8)	(241.5)
Depreciation and amortization	(633.4)	(746.5)	(606.2)
Transaction costs	(17.0)	(18.6)	(20.5)
Stock-based compensation	(109.3)	(96.7)	(114.1)
Loss on extinguishment of debt	—	(4.9)	(18.2)
Gain on business disposition	5.5	—	—
Foreign currency (loss)/gain on intercompany loans	(14.1)	5.4	(10.3)
Non-cash loss on investments	(0.8)	(0.9)	(1.1)
Income from operations before income taxes	$175.3	$126.3	$106.3

The following is a summary of geographical information:

	For the Year Ended June 30,
	2019	2018	2017
	(in millions)
Revenue from external customers:
United States	$2,047.1	$2,015.9	$1,630.5
Europe	206.2	199.4	176.5
Canada	321.4	384.2	412.0
Other	3.3	3.0	1.3
Total Revenue	$2,578.0	$2,602.5	$2,220.3

	As of June 30,
	2019	2018
	(in millions)
Long-lived assets:
United States	$6,154.6	$5,914.7
Europe	591.6	555.1
Canada	396.1	382.5
Other	0.5	0.6
Total long-lived assets	$7,142.8	$6,852.9

The Company includes all non-current assets, except for goodwill and assets of discontinued operations or assets held for sale, in its long-lived assets.

Prior period amounts were reclassified for comparability with 2019 presentation.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents the unaudited quarterly results for the year ended June 30, 2019:

	2019 Quarter Ended
	September 30	December 31	March 31	June 30	Total
	(in millions)
Revenue	$641.1	$639.1	$647.2	$650.6	$2,578.0
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	228.4	222.0	226.3	238.6	915.3
Selling, general and administrative expenses (including stock-based compensation)	122.1	125.5	128.1	133.3	509.0
Depreciation and amortization	167.8	146.9	161.2	157.5	633.4
Total operating costs and expenses	518.3	494.4	515.6	529.4	2,057.7
Operating income	122.8	144.7	131.6	121.2	520.3
Other expenses
Interest expense	(82.2)	(84.0)	(86.4)	(86.1)	(338.7)
Foreign currency (loss)/gain on intercompany loans	(4.6)	(8.3)	7.1	(8.3)	(14.1)
Other income, net	6.6	0.3	0.4	0.5	7.8
Total other expenses, net	(80.2)	(92.0)	(78.9)	(93.9)	(345.0)
Income from operations before income taxes	42.6	52.7	52.7	27.3	175.3
Provision/(benefit) for income taxes	20.5	22.5	18.0	(35.7)	25.3
Net income	$22.1	$30.2	$34.7	$63.0	$150.0

Net income per share(1):
Basic	$0.09	$0.13	$0.15	$0.27	$0.63
Diluted	$0.09	$0.13	$0.15	$0.26	$0.62

(1)

The total earnings per share for the quarters may not equal earnings per share for the respective years because the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

ZAYO GROUP HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED STATEMENTS

The following table presents the unaudited quarterly results for the year ended June 30, 2018:

	2018 Quarter Ended
	September 30	December 31(1)	March 31(2)	June 30(3)	Total
	(in millions)
Revenue	$643.1	$653.1	$649.0	$657.3	$2,602.5
Operating costs and expenses
Operating costs (excluding depreciation and amortization and including stock-based compensation)	235.7	232.0	234.9	239.3	941.9
Selling, general and administrative expenses (including stock-based compensation)	128.1	122.2	117.7	122.9	490.9
Depreciation and amortization	183.8	195.7	190.9	176.1	746.5
Total operating costs and expenses	547.6	549.9	543.5	538.3	2,179.3
Operating income	95.5	103.2	105.5	119.0	423.2
Other expenses					-
Interest expense	(73.6)	(73.1)	(75.3)	(77.8)	(299.8)
Loss on extinguishment of debt	(4.9)	—	—	—	(4.9)
Foreign currency gain/(loss) on intercompany loans	10.8	3.1	13.9	(22.4)	5.4
Other income, net	0.9	0.4	0.4	0.7	2.4
Total other expenses, net	(66.8)	(69.6)	(61.0)	(99.5)	(296.9)
Income from operations before income taxes	28.7	33.6	44.5	19.5	126.3
Provision/(benefit) for income taxes	5.4	20.4	21.0	(23.4)	23.4
Net income	$23.3	$13.2	$23.5	$42.9	$102.9

Net income per share(4):
Basic	$0.09	$0.05	$0.09	$0.17	$0.42
Diluted	$0.09	$0.05	$0.09	$0.17	$0.41

(1)	The Company recorded a provisional tax expense in the quarter ending December 31, 2017 of $44.1 million to record the impact of U.S. Tax Reform.
(2)	The Company recorded a provisional tax expense in the quarter ending March 31, 2018 of $4.6 million to record the impact of U.S. Tax Reform.
(3)	The Company recorded a provisional tax benefit in the quarter ending June 30, 2018 of $(23.9) million to record the impact of U.S. Tax Reform
(4)

The total earnings per share for the quarters may not equal earnings per share for the respective years because the per share amounts for each quarter and for each year are computed based on their respective discrete periods.